Form 10-K/A
period 2020-12-31
Reinvent Technology Partners
filed 2021-05-13
CIK 1819848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Reinvent Technology Partners (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 for the period from July 3, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2021 (the “Original 10-K”).

Background of Restatement

On May 12, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of September 21, 2020, which were included in the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2020 (the “IPO Closing 8-K”), (ii) the Company’s previously issued unaudited financial statements as of September 30, 2020 and for the period from July 3, 2020 (inception) to September 30, 2020, which were included in the Company’s Quarterly Report on Form 10-Q for such period filed with the SEC on November 10, 2020 (the “Quarterly Report”), and (iii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 3, 2020 (inception) December 31, 2020, which were included in the Original 10-K. Considering such restatement, the Company concluded that such financial statements should no longer be relied upon. This Amendment includes the restated financial statements for the relevant periods.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 17,250,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 11,533,333 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment. The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of September 21, 2020, the date that the IPO closed, that were previously reported in the IPO Closing 8-K, (ii) restated financial statements as of September 30, 2020 and for the period from July 3, 2020 (inception) to September 30, 2020, that were previously reported in the Quarterly Report and (iii) restated financial statements as of December 31, 2020 and for the period from July 3, 2020 (inception) through December 31, 2020 that were previously reported in the Original 10-K, to restate the following non-cash items:

•

understatement of liabilities and overstatement of temporary equity by approximately $38.3 million, $56.3 million and $99.9 million as of September 21, 2020, September 30, 2020 and December 31, 2020, respectively;

•

understatement of additional paid-in capital and accumulated deficit by approximately $1.3 million, $19.4 million and $63.0 million as of September 21, 2020, September 30, 2020 and December 31, 2020, respectively;

•

understatement of net loss by approximately $19.4 million and $63.0 million for the period from July 3, 2020 (inception) through September 30, 2020 and July 3, 2020 (inception) through December 31, 2020, respectively; and

•

understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $1.13 and $3.65 for the period from July 3, 2020 (inception) through September 30, 2020 and July 3, 2020 (inception) through December 31, 2020, respectively.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatements and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 17,250,000 public warrants and 11,533,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

Following the issuance of the SEC Statement, on May 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results. As part of such process, we identified a material weakness in our internal controls over financial reporting, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 3, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

(b) Holders

As of February 26, 2021, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

Our entire activity from inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest and investment income on cash and cash equivalents and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period

For the period from July 3, 2020 (inception) through December 31, 2020, we had a net loss of approximately $63.9, loss comprised of a $61.7 million loss from changes in fair value of warrant liabilities, $1.3 million of financing costs and approximately $1.1 million of general and administrative expenses partially offset by approximately $171,000 of income on the investments held in the Trust Account.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 17,250,000 warrants as part of the Units offered in the Initial Public Offering and an aggregate of 11,533,333 Private Placement Warrants concurrently with the closing of the Initial Public Offering. All 28,783,333 outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 56,262,473 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

To the Shareholders and the Board of Directors of

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 12, 2021

REINVENT TECHNOLOGY PARTNERS

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets:
Current assets:
Cash	$1,694,679
Prepaid expenses	507,465

Total current assets	2,202,144
Cash and investments held in Trust Account	690,171,366

Total Assets	$692,373,510

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$15,775
Accrued expenses	361,100
Due to related party	44,697

Total current liabilities	421,572
Deferred legal fees	239,161
Deferred underwriting commissions	24,150,000
Derivative warrant liabilities	99,938,040

Total liabilities	124,748,773

Commitments and Contingencies
Class A ordinary shares; 56,262,473 shares subject to possible redemption at $10.00 per share	562,624,730

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 12,737,527 shares issued and outstanding (excluding 56,262,473 shares subject to possible redemption)	1,274
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725
Additional paid-in capital	68,899,593
Accumulated deficit	(63,902,585)

Total shareholders’ equity	5,000,007

Total Liabilities and Shareholders’ Equity	$692,373,510

The accompanying notes are an integral part of these financial statements.

REINVENT TECHNOLOGY PARTNERS

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 3, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$1,104,601

Loss from operations	(1,104,601)
Other income (expense)
Unrealized gain on investments held in Trust Account	171,366
Financing costs – derivative warrant liabilities	(1,289,200)
Change in fair value of derivative warrant liabilities	(61,680,150)

Total other income (expense)	(62,797,984)

Net loss	$(63,902,585)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	69,000,000

Basic and diluted net income per ordinary share, Class A	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	17,250,000

Basic and diluted net income per ordinary share, Class B	$(3.70)

The accompanying notes are an integral part of these financial statements.

REINVENT TECHNOLOGY PARTNERS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 3, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance -July 3, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000
Sale of units in initial public offering, less fair value of public warrants	69,000,000	6,900	—	—	667,418,260	—	667,425,160
Offering costs	—	—	—	—	(37,539,788)	—	(37,539,788)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,616,950	—	1,616,950
Shares subject to possible redemption	(56,262,473)	(5,626)	—	—	(562,619,104)	—	(562,624,730)
Net loss	—	—	—	—	—	(63,902,585)	(63,902,585)

Balance - December 31, 2020	12,737,527	$1,274	17,250,000	$1,725	$68,899,593	$(63,902,585)	$5,000,007

The accompanying notes are an integral part of these financial statements.

REINVENT TECHNOLOGY PARTNERS

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 3, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(63,902,585)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Unrealized gain on investments held in Trust Account	(171,366)
Change in fair value of derivative warrant liabilities	61,680,150
Financing costs – derivative warrant liabilities	1,289,200
Changes in operating assets and liabilities:
Prepaid expenses	(507,465)
Accounts payable	15,775
Accrued expenses	361,100
Due to related party	44,697

Net cash used in operating activities	(1,165,494)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(690,000,000)

Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(193,562)
Proceeds received from initial public offering, gross	690,000,000
Proceeds received from private placement	17,300,000
Offering costs paid	(14,246,265)

Net cash provided by financing activities	692,860,173

Net increase in cash	1,694,679
Cash - beginning of the period	—

Cash - end of the period	$1,694,679

Supplemental disclosure of noncash activities:
Offering costs paid through note payable – related party	$193,562
Deferred legal fees	$239,161
Deferred underwriting commissions in connection with the initial public offering	$24,150,000
Initial value of common stock subject to possible redemption	$625,164,780
Change in value of common stock subject to possible redemption	$(62,540,050)

The accompanying notes are an integral part of these financial statements.

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

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

The Company’s sponsor is Reinvent Sponsor LLC, a Cayman Islands limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 16, 2020. On September 21, 2020, the Company consummated its Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), including 9,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $690.0 million, and incurring offering costs of approximately $38.8 million, inclusive of approximately $24.2 million in deferred underwriting commissions (Note 6).

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 11,533,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $17.3 million (Note 5).

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

The Company will provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased by them during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from October 2, 2020 (inception) through December 31, 2020 (the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $194,000 from the Sponsor pursuant to the promissory note (see Note 5), and the proceeds from the consummation of the Initial

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

Public Offering and Private Placement not held in the Trust Account. The Company fully repaid the promissory note as of September 21, 2020 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2—Restatement of Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in September 2020, the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on September 21, 2020 the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on September 21, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the periods beginning with the period from July 3, 2020 through December 31, 2020 and the period from July 3, 2020 through September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company’s Initial Public Offering of 69,000,000 Units and the sale of Private Placement warrants completed on September 21, 2020. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one-quarter of one redeemable warrant. Each whole Warrant entitles the holder to purchase one of Class A ordinary share at a price of $11.50 per share. The Warrants will expire worthless five years from the date of completion of our initial business combination. The material terms of the warrants are more fully described in Note 8—Derivative Warrant Liabilities. See revised Note 9 – Fair Value Measurements.

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the period from July 3, 2020 (inception) through December 31, 2020:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$692,373,510	$—	$692,373,510

Liabilities and shareholders’ equity
Total current liabilities	$421,572	$—	$421,572
Deferred legal fees	239,161	—	239,161
Deferred underwriting commissions	24,150,000		24,150,000
Derivative warrant liabilities	—	99,938,040	99,938,040

Total liabilities	24,810,733	99,938,040	124,748,773
Class A common stock, $0.0001 par value; shares subject to possible redemption	662,562,770	(99,938,040)	562,624,730
Shareholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	274	1,000	1,274
Class B common stock - $0.0001 par value	1,725	—	1,725
Additional paid-in-capital	5,931,243	62,968,350	68,899,593
Accumulated deficit	(933,235)	(62,969,350)	(63,902,585)

Total shareholders’ equity	5,000,007	—	5,000,007

Total liabilities and shareholders’ equity	$692,373,510	$—	$692,373,510

	Period From July 3, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(1,104,601)	$—	$(1,104,601)
Other (expense) income:
Change in fair value of warrant liabilities	—	(61,680,150)	(61,680,150)
Financing costs	—	(1,289,200)	(1,289,200)
Unrealized gain on investments held in Trust Account	171,366	—	171,366

Total other (expense) income	171,366	(62,969,350)	(62,797,984)

Net loss	$(933,235)	$(62,969,350)	$(63,902,585)

Basic and Diluted weighted-average Class A common stock outstanding	69,000,000	—	69,000,000

Basic and Diluted net loss per Class A common shares	$0.00	—	$—

Basic and Diluted weighted-average Class B common stock outstanding	17,250,000	—	17,250,000

Basic and Diluted net loss per Class B common shares	$(0.05)	$(3.65)	$(3.70)

	Period From July 3,2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(933,235)	$(62,969,350)	$(63,902,585)
Adjustments to reconcile net loss to net cash used in operating activities	(146,366)	62,969,350	62,822,984
Net cash used in operating activities	(1,165,494)	—	(1,165,494)
Net cash used in investing activities	(690,000,000)	—	(690,000,000)
Net cash provided by financing activities	692,860,173	—	692,860,173

Net change in cash	$1,694,679	$—	$1,694,679

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

In addition, the impact to the balance sheet dated September 18, 2020, filed on Form 8-K on September 25, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $38.3 million increase to the derivative warrant liabilities line item at September 18, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet dated September 18, 2020.

	As of September 21, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$694,363,065	$—	$694,363,065

Liabilities and shareholders’ equity
Total current liabilities	$1,790,393	$—	$1,790,393
Deferred underwriting commissions	24,150,000	—	24,150,000
Derivative warrant liabilities	—	38,257,890	38,257,890

Total liabilities	25,940,393	38,257,890	64,198,283
Class A common stock, $0.0001 par value; shares subject to possible redemption shareholders’ equity	663,422,670	(38,257,890)	625,164,780
Preferred stock- $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	266	382	648
Class B common stock - $0.0001 par value	1,725	—	1,725
Additional paid-in-capital	5,071,351	1,288,818	6,360,169
Accumulated deficit	(73,340)	(1,289,200)	(1,362,540)

Total shareholders’ equity	5,000,002	—	5,000,002

Total liabilities and shareholders’ equity	$694,363,065	$—	$694,363,065

Note 3—Summary of Significant Accounting Policies

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

NOTES TO FINANCIAL STATEMENTS

(As Restated)

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 17,250,000 warrants as part of the Units offered in the Initial Public Offering and an aggregate of 11,533,333 Private Placement Warrants concurrently with the closing of the Initial Public Offering. All 28,783,333 outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 56,262,473 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Note 4—Initial Public Offering

On September 21, 2020, the Company consummated its Initial Public Offering of 69,000,000 Units, including 9,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $690.0 million, and incurring offering costs of approximately $38.8 million, inclusive of approximately $24.2 million in deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

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

Note 6—Commitments and Contingencies

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

NOTES TO FINANCIAL STATEMENTS

(As Restated)

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company has 17,250,000 and 11,533,333 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

NOTES TO FINANCIAL STATEMENTS

(As Restated)

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

Note 8—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2020, there were 69,000,000 Class A ordinary shares issued and outstanding, including 56,262,473 Class A ordinary shares subject to possible redemption.

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

REINVENT TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account(1)	$690,167,879	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$56,112,680	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$43,825,360

(1)	Excludes $3,487 in cash.

The remainder of the balance in Investments held in Trust Account is comprised of cash equivalents. Level 1 instruments include investments in cash, money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, when the Public Warrants were separately listed and traded.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $61.7 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 18, 2020	As of September 30, 2020	As of December 31, 2020
Stock price	$9.67	$11.01	$11.56
Volatility	22.8%	22.9%	40.4%
Expected life of the options to convert	5.75	5.71	5.46
Risk-free rate	0.35%	0.35%	0.43%
Dividend yield	—	—	—

The change in the fair value of the derivative warrant liabilities for the period from July 3, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at July 3, 2020 (inception)	$—
Issuance of Public and Private Warrants	38,257,890
Change in fair value of derivative warrant liabilities	61,680,150
Derivative warrant liabilities at December 31, 2020	99,938,040

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 12, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that, other than as described below, all such events that would require recognition or disclosure have been recognized or disclosed.

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

On April 19, 2021, Cody Reese (“Reese”), a purported shareholder of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Cody Reese v. Reinvent Technology Partners, et al., case number 652603/2021, against the Company and the members of its board of directors (the “Reese Complaint”). The Reese Complaint asserts a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against RTP. The Reese Complaint alleges, among other things, that (i) the merger consideration is unfair, and (ii) the registration statement on Form S-4 filed with the SEC on April 2, 2021 regarding the proposed transaction involving Joby is materially misleading and incomplete and fails to disclose material information. The Reese Complaint seeks, among other things, to enjoin the proposed Business Combination, rescind the transaction or award rescissory damages to the extent it is consummated, and an award of attorneys’ fees and expenses.

REINVEST TECHNOLOGY PARTNERS

NOTES TO FINANCIAL STATEMENTS

(As Restated)

Note 11—Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact net loss, net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$693,957,206	$—	$693,957,206

Liabilities and shareholders’ equity
Total current liabilities	$1,052,132	$—	$1,052,132
Deferred legal fees	239,161
Deferred underwriting commissions	24,150,000	—	24,150,000
Derivative warrant liabilities	—	56,334,070	56,334,070

Total liabilities	25,441,293	56,334,070	81,536,202
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	663,276,660	(56,334,070)	606,942,590
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	267	564	831
Class B ordinary shares - $0.0001 par value	1,725	—	1,725
Additional paid-in-capital	5,204,860	19,364,816	24,569,676
Accumulated deficit	(206,850)	(19,365,380)	(19,572,230)

Total shareholders’ equity	5,000,002	—	5,000,002

Total liabilities and shareholders’ equity	$693,717,955	$—	$693,478,794

	Period From July 3, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(164,056)	$—	$(164,056)
Other (expense) income:
Change in fair value of warrant liabilities	—	(18,076,180)	(18,076,180)
Financing cost	—	(1,289,200)	(1,289,200)
Unrealized loss on investments held in Trust Account	(42,794)	—	(42,794)

Total other (expense) income	(42,794)	(19,365,380)	(19,408,174)

Net loss	$(206,850)	$(19,365,380)	$(19,572,230)

Basic and Diluted weighted-average Class A common shares outstanding	69,000,000	—	69,000,000

Basic and Diluted net loss per Class A share	$(0.00)	—	$(0.00)

Basic and Diluted weighted-average Class B common shares outstanding	17,250,000	—	17,250,000

Basic and Diluted net loss per Class B share	$—	—	$(1.13)

	Period From July 3, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(206,850)	$(19,365,380)	$(19,572,230)
Adjustment to reconcile net loss to net cash used in operating activities	67,794	19,365,380	19,433,174
Net cash used in operating activities	(515,550)	—	(515,550)
Net cash used in investing activities	(690,000,000)	—	(690,000,000)
Net cash provided by financing activities	693,295,138	—	693,295,138

Net change in cash	$2,779,588	$—	$2,779,588

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 3, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period from July 3, 2020 (inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Subscription Agreements

On February 23, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 83.5 million shares of RTP Common Stock for an aggregate purchase price equal to $835 million (the “PIPE Investment”), $115 million of which is expected to be funded in the aggregate by Reinvent Technology SPV I LLC and Reinvent Capital Fund LP, in each case, subject to the terms and conditions contemplated by the applicable Subscription Agreements. The PIPE Investment will be consummated substantially concurrently with the Closing. The Subscription Agreements for the PIPE Investors provide for certain registration rights.

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger, dated as of February 23, 2021, by and among the Registrant, RTP Merger Sub Inc. and Joby Aero, Inc.

3.1(2)	Amended and Restated Memorandum and Articles of Association.

4.1(2)	Warrant Agreement, dated September 16, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.2(4)	Description of the Company’s securities.

10.1(2)	Letter Agreement, dated September 16, 2020, among the Company, the Sponsor, the Company’s officers and directors and the other party thereto.

10.2(2)	Investment Management Trust Agreement, dated September 16, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(2)	Registration Rights Agreement, dated September 16, 2020, between the Company, the Sponsor and the offer parties thereto.

10.4(2)	Support Services Agreement, dated September 16, 2020, between the Company and Reinvent Capital.

10.5(2)	Sponsor Warrants Purchase Agreement, dated September 16, 2020, between the Company and the Sponsor.

10.6(3)	Indemnity Agreement, dated September 11, 2020, between the Company and Reid Hoffman.

10.7(3)	Indemnity Agreement, dated August 4, 2020, between the Company and Mark Pincus.

10.8(3)	Indemnity Agreement, dated August 4, 2020, between the Company and Michael Thompson.

10.9(3)	Indemnity Agreement, dated August 4, 2020, between the Company and David Cohen

10.10(3)	Indemnity Agreement, dated August 28, 2020, between the Company and Charles Hudson.

10.11(3)	Indemnity Agreement, dated August 28, 2020, between the Company and Kristina Salen.

10.12(3)	Indemnity Agreement, dated August 28, 2020, between the Company and Fei-Fei Li.

10.13(3)	Indemnity Agreement, dated August 28, 2020, between the Company and Sherry Coutu.

10.14(1)	Sponsor Support Agreement, dated as of February 23, 2021, by and among the Registrant, Reinvent Sponsor LLC and the other parties thereto.

10.15(1)	Sponsor Agreement, dated as of February 23, 2021, by and among the Registrant, Reinvent Sponsor LLC and Joby Aero, Inc.

10.16(1)	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto.

14.01(4)	Code of Ethics and Business Conduct of Reinvent Technology Partners.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2020.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 filed on November 10, 2020.
(4)	Incorporated by reference to the Original 10-K filed on March 3, 2020.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REINVENT TECHNOLOGY PARTNERS

Date: May 13, 2021	/s/ Michael Thompson
By: Michael Thompson
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Thompson
Name:	Michael Thompson
Title:	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	May 13, 2021

/s/ Reid Hoffman
Name:	Reid Hoffman
Title:	Co-Lead Director
Date:	May 13, 2021

/s/ Mark Pincus
Name:	Mark Pincus
Title:	Co-Lead Director
Date:	May 13, 2021

/s/ Sherry Coutu
Name:	Sherry Coutu
Title:	Director
Date:	May 13, 2021

/s/ Charles Hudson
Name:	Charles Hudson
Title:	Director
Date:	May 13, 2021

/s/ Kristina Salen
Name:	Kristina Salen
Title:	Director
Date:	May 13, 2021

/s/ Fei-Fei Li
Name:	Fei-Fei Li
Title:	Director
Date:	May 13, 2021