Form 10-Q
period 2021-06-30
Joby Aviation, Inc.
filed 2021-08-13
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File
No. 001-39524

Joby Aviation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-1548118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2155 Delaware Avenue, Suite #225 Santa Cruz, California	95060
(Address of principal executive offices)	(Zip Code)
(831) 426-3733
(Registrant’s telephone number, including area code)
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	JOBY	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	JOBY WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No
☒
As of August
10
, 2021, 603,887,944 shares of the Company’s common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE
On August 10, 2021, subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which this Quarterly Report on Form
10-Q
(this “Quarterly Report”) relates, Reinvent Technology Partners (“Reinvent”), now known as Joby Aviation, Inc., consummated the previously announced business combination (the “Joby Business Combination”) with Joby Aero, Inc., a Delaware corporation (“Joby”), and RTP Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of Reinvent (“Merger Sub”), pursuant to an Agreement and Plan of Merger dated February 23, 2021 (the “Merger Agreement”), by and among Reinvent, Joby and Merger Sub.
Upon the consummation of the Joby Business Combination: (i) Merger Sub merged with and into Joby (the “Merger”) and the separate corporate existence of Merger Sub ceased, with Joby surviving the Merger as a wholly-owned subsidiary of Reinvent; (ii) as a result of the Merger, among other things, all outstanding shares of capital stock of Joby (excluding the capital stock of Joby issued pursuant to the Note Conversion (as defined in the Merger Agreement)) as of immediately prior to the effective time of the Merger, together with shares of Joby common stock reserved in respect of Joby options and restricted stock units outstanding as of immediately prior to the effective time of the Merger, were canceled in exchange for the right to receive, or the reservation of, in the aggregate, a number of shares of RTP Common Stock (as defined below) equal to the quotient obtained by dividing (x) $5,000,000,000 by (y) $10.00; (iii) as a result of the Merger, among other things, an additional 7,716,780 shares of RTP Common Stock were issued to the holder of the Uber Note (as defined in the Merger Agreement) with respect to the outstanding principal amount pursuant to the Note Conversion and the Merger; and (iv) upon the effective time of the Domestication (as defined below), Reinvent was renamed “Joby Aviation, Inc.”
Prior to the consummation of the Joby Business Combination, following the approval of Reinvent’s shareholders, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Cayman Islands Companies Act (as revised) (the “CICA”) and Reinvent’s amended and restated memorandum and articles of association, Reinvent effected a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which Reinvent’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of Reinvent, was converted automatically, on a one-for-one
basis, into a share of common stock, par value $0.0001, of Reinvent (after its Domestication) (the “RTP Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Reinvent, was converted automatically, on a one-for-one
basis, into a share of RTP Common Stock, (iii) each then issued and outstanding warrant of Reinvent was converted automatically into a warrant to acquire one share of RTP Common Stock (“Domesticated RTP Warrant”), and (iv) each then issued and outstanding unit of Reinvent was converted automatically into a share of RTP Common Stock, on a one-for-one
basis, and
one-fourth
of one Domesticated RTP Warrant.
As previously announced, on February 23, 2021, concurrently with the execution of the Merger Agreement, Reinvent entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 83.5 million shares of RTP Common Stock for an aggregate purchase price equal to $835 million (the “PIPE Investment”), $115 million of which was to be funded in the aggregate by Reinvent Technology SPV I LLC and Reinvent Capital Fund LP. The PIPE Investment was consummated substantially concurrently with the consummation of the Joby Business Combination.

Unless stated otherwise, this Quarterly Report contains information about Reinvent before the Joby Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Reinvent before the consummation of the Joby Business Combination and to Joby Aviation, Inc. after the Joby Business Combination, unless stated otherwise or the context otherwise requires.
For more information regarding the Joby Business Combination, see the Company’s Current Report on Form
8-K
filed on August 10, 2021.
Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Joby Business Combination, which, as discussed above, occurred subsequent to the period covered by this Quarterly Report.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$479,196	$1,694,679
Prepaid expenses	353,274	507,465

Total current assets	832,470	2,202,144
Cash and investments held in Trust Account	690,045,877	690,171,366

Total Assets	$690,878,347	$692,373,510

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$240,888	$15,775
Accrued expenses	383,066	361,100
Due to related party	492,533	44,697

Total current liabilities	1,116,487	421,572
Deferred legal fees	239,161	239,161
Deferred underwriting commissions	24,150,000	24,150,000
Derivative warrant liability	56,314,870	99,938,040

Total liabilities	81,820,518	124,748,773
Commitments and Contingencies
Class A ordinary shares; 60,405,782 and 56,262,473 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	604,057,820	562,624,730
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 8,594,218 and 12,737,527 shares issued and outstanding (excluding 60,405,782 and 56,262,473 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	859	1,274
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 17,250,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,725	1,725
Additional paid-in capital	27,466,918	68,899,593
Accumulated deficit	(22,469,493)	(63,902,585)

Total shareholders’ equity	5,000,009	5,000,007

Total Liabilities and Shareholders’ Equity	$690,878,347	$692,373,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$1,002,670	$2,294,589

Loss from operations	(1,002,670)	(2,294,589)
Other income
Unrealized gain on investments held in Trust Account	24,664	104,511
Change in fair value of derivative warrant liabilities	1,804,620	43,623,170

Total other income	1,829,284	43,727,681

Net income	$826,614	$41,433,092

Basic and diluted weighted average shares outstanding of Class A ordinary shares	69,000,000	69,000,000

Basic and diluted net income per ordinary share, Class A	$—	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	17,250,000	17,250,000

Basic and diluted net income per ordinary share, Class B	$0.05	$2.40

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	12,737,527	$1,274	17,250,000	$1,725	$68,899,593	$(63,902,585)	$5,000,007
Shares subject to possible redemption	(4,060,648)	(406)	—	—	(40,606,074)	—	(40,606,480)
Net income	—	—	—	—	—	40,606,478	40,606,478

Balance—March 31, 2021 (unaudited)	8,676,879	$868	17,250,000	$1,725	$28,293,519	$(23,296,107)	$5,000,005

Shares subject to possible redemption	(82,661)	(9)	—	—	(826,601)	—	(826,610)
Net income	—	—	—	—	—	826,614	826,614

Balance—June 30, 2021 (unaudited)	8,594,218	$859	17,250,000	$1,725	$27,466,918	$(22,469,493)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$41,433,092
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Accounts	(104,511)
Change in fair value of derivative warrant liability	(43,623,170)
Changes in operating assets and liabilities:
Prepaid expenses	154,191
Accounts payable	225,113
Accrued expenses	21,966
Due to related party	447,836

Net cash used in operating activities	(1,445,483)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	230,000

Net cash provided by investing activities	230,000

Net decrease in cash	(1,215,483)
Cash—beginning of the period	1,694,679

Cash—end of the period	$479,196

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$41,433,090
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation
Joby Aviation, Inc., formerly known as Reinvent Technology Partners (the “Company”), was incorporated as a Cayman Islands exempted company on July 3, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). On February 23, 2021, RTP Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company was formed
.
Joby Business Combination
On August 10, 2021, subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which the accompanying financial statements relate, the Company consummated its initial business combination (“Joby Business Combination”) with Joby Aero, Inc., a Delaware corporation (“Joby”), and RTP Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to an Agreement and Plan of Merger dated February 23, 2021 (the “Merger Agreement”), by and among the Company, Joby and Merger Sub.
Upon the consummation of the Joby Business Combination: (i) Merger Sub merged with and into Joby (the “Merger”) and the separate corporate existence of Merger Sub ceased, with Joby surviving the Merger as a wholly-owned subsidiary of the Company; (ii) as a result of the Merger, among other things, all outstanding shares of capital stock of Joby (excluding the capital stock of Joby issued pursuant to the Note Conversion (as defined in the Merger Agreement)) as of immediately prior to the effective time of the Merger, together with shares of Joby common stock reserved in respect of Joby options and restricted stock units outstanding as of immediately prior to the effective time of the Merger, were canceled in exchange for the right to receive, or the reservation of, in the aggregate, a number of shares of RTP Common Stock (as defined below) equal to the quotient obtained by dividing (x) $5,000,000,000 by (y) $10.00; (iii) as a result of the Merger, among other things, an additional 7,716,780 shares of RTP Common Stock were issued to the holder of the Uber Note (as defined in the Merger Agreement) with respect to the outstanding principal amount pursuant to the Note Conversion and the Merger; and (iv) upon the effective time of the Domestication (as defined below), the Company was renamed “Joby Aviation, Inc.”
Prior to the consummation of the Joby Business Combination, following the approval of the Company’s shareholders, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Cayman Islands Companies Act (as revised) (the “CICA”) and the Company’ amended and restated memorandum and articles of association, the Company effected a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which the Company’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $
0.0001
per share, of the Company, was converted automatically, on a one-for-one
basis, into a share of common stock, par value $0.0001, of the Company (after its Domestication) (the “RTP Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, was converted automatically, on a one-for-one
basis, into a share of RTP Common Stock, (iii) each then issued and outstanding warrant of the Company was converted automatically into a warrant to acquire one share of RTP Common Stock (“Domesticated RTP Warrant”), and (iv) each then issued and outstanding unit of the Company was converted automatically into a share of RTP Common Stock, on a one-for-one
basis, and
one-fourth
of one Domesticated RTP Wa
rrant
.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 23, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 83.5 million shares of RTP Common Stock for an aggregate purchase price equal to $835 million (the “PIPE Investment”), $115 million of which was to be funded in the aggregate by Reinvent Technology SPV I LLC and Reinvent Capital Fund LP. The PIPE Investment was consummated substantially concurrently with the consummation of the Joby Business Combination.
Business Prior to the Joby Business Combination
All activity for the period from July 3, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a target company for a Business Combination, and the negotiation and execution of the Joby Business Combination. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Following the consummation of the Initial Public Offering, the Company generated non-operating
income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and Private Placement (defined below).
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
Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 11,533,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to Reinvent Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”), generating gross proceeds of $17.3 million (Note 4).
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
The Company was required to provide its holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company was to seek shareholder approval of a Business Combination or conduct a tender offer was made by the Company. The Public Shareholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share
amount distributed to Public Shareholders who redeemed their Public Shares was not reduced by the deferred underwriting commissions the Company paid to the underwriters (as discussed in Note 5). These Public Shares

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

have been recorded at a redemption value and classified as temporary equity upon and following the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.
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
Going Concern
As of June 30, 2021, the Company had approximately $479,000 in its operating bank account, and negative working capital of approximately $284,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$194,000 from the Sponsor pursuant to the promissory note (see Note 4), and the proceeds from the consummation of the Initial Public Offering and Private Placement not held in the Trust Account. The Company fully repaid the promissory note as of September 21, 2020 (see Note 4). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, September 25, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern
.
Risk and Uncertainties
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
Investments Held in Trust Account
As of June 30, 2021, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information
.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets.
Fair Value Measurements
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
As of June 30, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of June 30, 2021, the Company’s portfolio of

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

investments held in the Trust Account was comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities were determined using quoted market prices in active markets.
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
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 60,405,782 and 56,262,473, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Income Taxes
FASB Topic ASC 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction as of June 30, 2021. The

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes were not levied on the Company through June 30, 2021. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements.
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 28,783,333, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.
The Company’s unaudited condensed consolidated statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of net income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income (loss) earned on investments held in the Trust Account, net of applicable taxes and interest to fund working capital requirements, subject to an annual limit of $500,000, available to be withdrawn from the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less net income (loss) attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period. The Company calculation of net income (loss) per ordinary share for the three and six month ended June 30, 2021 as follows:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Class A ordinary shares
Numerator: Earnings allocable to Class A ordinary shares
Income from investments held in Trust Account	$24,664	$104,511
Less: Company’s portion available to be withdrawn to pay taxes	(24,664)	(104,511)

Net income attributable to Class A ordinary shares	$—	$—

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average Class A shares outstanding	69,000,000	69,000,000

Basic and diluted net income per share, Class A ordinary shares	$—	$—

Class B ordinary shares
Numerator: Net Income minus Net Earnings
Net income	$826,614	$41,433,092
Net income allocable to Class A ordinary shares	—	—

Net income attributable to Class B ordinary shares	$826,614	$41,433,092

Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average Class B shares outstanding	17,250,000	17,250,000

Basic and diluted net income per share, Class B ordinary shares	$0.05	$2.40

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed consolidated financial statements.
Note 3—Initial Public Offering
On September 21, 2020, the Company consummated its Initial Public Offering of 69,000,000 Units, including 9,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $690.0 million, and incurring offering costs of approximately $38.8 million, inclusive of approximately $24.2 million in deferred underwriting commissions.
Each Unit consisted of one Class A ordinary share and
one-quarter
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).
Note 4—Related Party Transactions
Founder Shares
On August 4, 2020, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 14,375,000 Class B ordinary shares (the “Founder Shares”). On August 28, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 17,250,000 Founder Shares. All shares and the associated amounts in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the share capitalization. Subsequent to the share capitalization, on August 28, 2020, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees. The Sponsor agreed to forfeit up to an aggregate of 2,250,000 Founder Shares to the extent that the option to purchase Over-Allotment Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 17, 2020; thus, those Founder Shares were no longer subject to forfeiture.
Private Placement Warrants
Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 11,533,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $17.3 million.
Each Private Placement Warrant will be exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants will be

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
non-redeemable
for cash and exercisable on a cashless basis, except as described in Note 6, so long as they are held by the Sponsor or its permitted transferees.
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates could have, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completed a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would have been repaid only out of funds held outside the Trust Account. In the event that a Business Combination did not close, the Company may have used a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may have been convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would have been identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, were not determined and no written agreements existed with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans
.
Support Services Agreement
The Company entered into a support services agreement (the “Support Services Agreement”) that provided that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company would pay Support Services Fees to Reinvent Capital LLC (“Reinvent Capital”) that total $1,875,000 per year for support and administrative services, as well as reimburse Reinvent Capital for any out-of-pocket
expenses it incu
r
red in connection with providing services or for office space under the Support Services Agreement. As of June 30, 2021 and December 31, 2020, the Company had approximately $493,000 and $45,000, respectively, in Due to related party and recognized approximately $550,000 and $1.1 million, respectively, in the condensed consolidated statement of operations for the three and six months ended June 30, 2021. The company ceased paying these quarterly fees and periodic cost reimbursements following the consummation of the Joby Business Combination.
In addition, the Sponsor, officers and directors, or any of their respective affiliates were reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Company’s officers or directors, or the Company’s or their affiliates. Any such payments prior to the Joby Business Combination were made from funds held outside the Trust Account, including funds released from the Trust Account to pay for working capital, subject to an annual limit of $500,000.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the final prospectus related to the Initial Public Offering to purchase up to 9,000,000 Over-Allotment Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on September 17, 2020.
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $13.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $24.2 million in the aggregate was payable to the underwriters for deferred underwriting commissions. The deferred fee would become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement.
Legal Update
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
Note 6—Shareholders’ Equity
Class
 A Ordinary Shares
—As of June 30, 2021, the Company was authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 69,000,000 Class A ordinary shares issued and outstanding, including 60,405,782 and 56,262,473, respectively Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—As of June 30, 2021, the Company was authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, 17,250,000 Class B ordinary shares were issued and outstanding.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A ordinary shareholders and Class B ordinary shareholders of record were entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that, prior to the initial Business Combination, holders of Class B ordinary shares had the right to appoint all of the Company’s directors and remove members of the board of directors for any reason, and holders of Class A ordinary shares were not entitled to vote on the appointment of directors during such time.
The Class B ordinary shares were automatically convertible into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share dividends, rights issuances, consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, were issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related
 t
o the closing of the initial Business Combination, the ratio at which the Class B ordinary shares would convert into Class A ordinary shares would have been adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agreed to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares would equal, in the aggregate, on an as-converted basis,
20
% of the sum of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering plus all Class A ordinary sh
a
res and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. In no event were the Class B ordinary shares convertible into Class A ordinary shares at a rate of less than one to one.
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Note 7—Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company had 17,250,000 Public Warrants and 11,533,333 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement governing the Warrants). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, requires holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issued additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance)

(the “Newly Issued

Price”), (y) the aggregate gross proceeds from such issuances represented more than
60
% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z)
the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business Combination (such price, the “Market Value”) was below $9.20 per share, the exercise price of the warrants would be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price
.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants
a
nd the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable,
except as described below, so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
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
Note 8—Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2021

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	$690,039,494	$—	$—
Liabilities:
Derivative warrant liabilities—public warrants	$33,749,790	$—	$—
Derivative warrant liabilities—private warrants	$—	$—	$22,565,080

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	$690,167,879	$—	$—
Liabilities:
Derivative warrant liabilities—public warrants	$56,112,680	$—	$—
Derivative warrant liabilities—private warrants	$—	$—	$43,825,360
The remainder of the balance in Investments held in Trust Account is comprised of cash equivalents. Level 1 instruments include investments in cash, money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers from a Level 3 measurement to a Level 1 for the three and six months ended June 30, 2021.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since November 2020. For the three and six months ended June 30, 2021, the Company recognized a charge to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $1.8 million and $43.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

JOBY AVIATION, INC.
(f/k/a REINVENT TECHNOLOGY PARTNERS)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Stock price	$9.98	$11.56
Volatility	27.3%	40.4%
Expected life of the options to convert	5.10	5.46
Risk-free rate	0.88%	0.43%
Dividend yield	—	—
The change in the fair value of the Level 3 derivative warrant liabilities for six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities as of December 31, 2020	$48,825,360
Change in fair value of derivative warrant liabilities	(21,260,280)

Derivative warrant liabilities as of June 30, 2021	$22,565,080

Note 9—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through August
13
, 2021, the date the unaudited condensed consolidated financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed
As described in Note 1, the Company completed the Joby Business Combination on August 10, 2021.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, the expected results of the Joby Business Combination and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factor section of our definitive proxy statement/final prospectus dated July 16, 2021, and filed by us with the SEC on July 16, 2021 and in our other filings with the Securities and Exchange Commission (the “SEC”). Our filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We were incorporated on July 3, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).
We completed our initial public offering (the “Initial Public Offering”) on September 21, 2020 and completed a Business Combination on August 10, 2021 as described below.
Recent Developments
On August 10, 2021, subsequent to the fiscal quarter ended June 30, 2021, the fiscal quarter to which the accompanying financial statements relate, the Company consummated its initial business combination (“Joby Business Combination”) with Joby Aero, Inc., a Delaware corporation (“Joby”), and RTP Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), pursuant to an Agreement and Plan of Merger dated February 23, 2021 (the “Merger Agreement”), by and among the Company, Joby and Merger Sub.
Upon the consummation of the Joby Business Combination: (i) Merger Sub merged with and into Joby (the “Merger”) and the separate corporate existence of Merger Sub ceased, with Joby surviving the Merger as a wholly-owned subsidiary of the Company; (ii) as a result of the Merger, among other things, all outstanding shares of capital stock of Joby (excluding the capital stock of Joby issued pursuant to the Note Conversion (as defined in the Merger Agreement)) as of immediately prior to the effective time of the Merger, together with shares of Joby common stock reserved in respect of Joby options and restricted stock units outstanding as of immediately prior to the effective time of the Merger, were canceled in exchange for the right to receive, or the reservation of, in the aggregate, a number of shares of RTP Common Stock (as defined below) equal to the quotient obtained by dividing (x) $5,000,000,000 by (y) $10.00; (iii) as a result of the Merger, among other things, an additional 7,716,780 shares of RTP Common Stock were issued to the holder of the Uber Note (as defined in the Merger Agreement) with respect to the outstanding principal amount pursuant to the Note Conversion and the Merger; and (iv) upon the effective time of the Domestication (as defined below), the Company was renamed “Joby Aviation, Inc.”
Prior to the consummation of the Joby Business Combination, following the approval of the Company’s shareholders, and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), Cayman Islands Companies Act (as revised) (the “CICA”) and the Company’ amended and restated memorandum and articles of association, the Company effected a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which the Company’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, was converted automatically, on a one-for-one
basis, into a share of common stock, par value $0.0001, of Reinvent (after its Domestication) (the “RTP Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of Reinvent, was converted automatically, on a one-for-one
basis, into a share of RTP Common Stock, (iii) each then issued and outstanding warrant of the Company was converted automatically into a warrant to acquire one share of RTP Common Stock (“Domesticated RTP Warrant”), and (iv) each then issued and outstanding unit of the Company was converted automatically into a share of RTP Common Stock, on a one-for-one
basis, and
one-fourth
of one Domesticated RTP Warrant.
On February 23, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 83.5 million shares of RTP Common Stock for an aggregate purchase price equal to $835 million (the “PIPE Investment”), $115 million of which was to be funded in the aggregate by Reinvent Technology SPV I LLC and Reinvent Capital Fund LP. The PIPE Investment was consummated substantially concurrently with the consummation of the Joby Business Combination.
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination, and the negotiation and execution of the Joby Business Combination, which closed on August 10, 2021. As of June 30, 2021, we had neither engaged in any operations nor generated any operating revenues.
For the three months ended June 30, 2021, we had net income of approximately $827,000, which consisted of $1.8 million change in the fair value of derivative warrant liabilities and approximately $25,000 gain on the investments held in the Trust Account, partially offset by $1.0 million in general and administrative costs
For the six months ended June 30, 2021, we had net income of approximately $41.4 million, which consisted of $43.6 million change in the fair value of derivative warrant liabilities and approximately $105,000 gain on the investments held in the Trust Account, partially offset by $2.3 million in general and administrative costs.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $479,000 in our operating bank account, negative working capital of approximately $284,000, and no interest income available in the Trust Account to fund our working capital requirements, subject to an annual limit of $500,000, and/or to pay our taxes, if any.

Our liquidity needs were satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from Reinvent Sponsor LLC, a Cayman Islands exempted limited liability company (our “Sponsor”), in exchange for the issuance of 14,375,000 Class B ordinary shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $194,000 to us under a promissory note (the “Note”). The Company repaid the Note in full as of September 21, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement and prior to the consummation of the Joby Business Combination, our liquidity needs were satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Basis of Presentation—Going Concern,” management has determined that the working capital deficit raises substantial about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, September 25, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
We continue to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We used substantially all of the funds held in the Trust Account to complete the Joby Business Combination. Funds held in the Trust Account were also used to fund the redemption of common stock.
Contractual Obligations
As of June 30, 2021, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement with Reinvent Capital LLC (“Reinvent Capital”) (the “Support Services Agreement”) to pay support services to Reinvent Capital that total $1,875,000 per year for support and administrative services (“Support Services Agreement”), as well as reimburse Reinvent Capital for any out-of-pocket
expenses it incurs in connection with providing services or for office space under this agreement. As of June 30, 2021 and December 31, 2020, the Company had approximately $493,000 and $45,000, respectively, in Due to related party and recognized approximately $550,000 and $1.1 million, respectively, in our condensed consolidated statement of operations for the three and six months ended June 30, 2021. We ceased paying these quarterly fees and periodic cost reimbursements following the consummation of the Joby Business Combination.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares featured certain redemption rights that were considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 60,405,782 and 56,262,473, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Net Income (Loss) Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 28,733,333 of our Class A ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.
Our unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income (loss) earned on investments held in the Trust Account, net of applicable taxes and interest to fund working capital requirements, subject to an annual limit of $500,000, available to be withdrawn from the Trust Account, resulting in income of approximately $25,000 and $105,000 for the three and six months ended June 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income (loss) attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our unaudited condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in our Form
10-K/A
for the period ended December 31, 2021.
Notwithstanding the identified material weakness as of June 30, 2021, management, including our Certifying Officers, believe that the condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.
Changes in internal control over financial reporting
During the quarter ended June 30, 2021, we commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during that quarter:

•	we implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions; and

•	we established additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took certain actions to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely or result in a material adverse effect on our future operating results, financial condition or cash flows.

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

Item 1A.	Risk Factors.
As a result of the consummation of the Joby Business Combination on August 10, 2021, the risk factors previously described in Amendment No. 1 to our Annual Report on Form
10-K/A
filed with the SEC on May 14, 2021 no longer apply. For risk factors relating to the Company’s business following the Joby Business Combination, please refer to the section entitled “Risk Factors” in our definitive proxy statement/final prospectus dated July 16, 2021, and filed by us with the SEC on July 16, 2021. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Use of Proceeds
On September 21, 2020, we consummated the Initial Public Offering of 69,000,000 Units, including 9,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $690.0 million. Morgan Stanley acted as the book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-248497).
The SEC declared the registration statements effective on September 16, 2020.
In connection with the Initial Public Offering, we incurred offering costs of approximately $38.8 million (including deferred underwriting commissions of approximately $24.2 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $690.0 million of the net proceeds from the Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants were held in the Trust Account and invested as described elsewhere in this Quarterly Report until the consummation of the Joby Business Combination.
We used substantially all of the funds held in the Trust Account to complete the Joby Business Combination. Funds held in the Trust Account were also used to fund the redemption of common stock.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1(1)+	Agreement and Plan of Merger, dated as of February 23, 2021, by and among the Registrant, RTP Merger Sub Inc. and Joby Aero, Inc.

2.2(2)	Plan of Domestication, dated as of May 6, 2021

3.1(3)	Certificate of Incorporation of Joby Aviation, Inc.

3.2(3)	Bylaws of Joby Aviation, Inc.

4.1(2)	Warrant Agreement, dated as of September 16, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished.
+
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2020.
(3)	Incorporated by reference to the Proxy Statement/Prospectus filed pursuant to Rule 424(b)(3) filed on July 16, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2021.

JOBY AVIATION, INC.

By:	/s/ JoeBen Bevirt
Name:	JoeBen Bevirt
Title:	Chief Executive Officer and Chief Architect

By:	/s/ Matthew Field
Name:	Matthew Field
Title:	Chief Financial Officer and Treasurer