Form 10-Q
period 2021-09-30
Joby Aviation, Inc.
filed 2021-11-15
CIK 1819848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-39524

Joby Aviation, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1548118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2155 Delaware Avenue, Suite #225 Santa Cruz, CA	95060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (831) 426-3733

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	JOBY	New York Stock Exchange
Warrants to purchase common stock	JOBY WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s Common Stock outstanding as of November 8, 2021 was 603,894,394.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
our ability to raise financing in the future;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
the impact of the regulatory environment and complexities with compliance related to such environment;
•
factors relating to our publicly traded securities and our business, operations and financial performance, including:
•
the impact of the COVID-19 pandemic;
•
our ability to maintain an effective system of internal controls over financial reporting;
•
our ability to grow market share in our existing markets or any new markets we may enter;
•
our ability to respond to general economic conditions;
•
our ability to manage our growth effectively;
•
our ability to achieve and maintain profitability in the future;
•
our ability to access sources of capital to finance operations and growth; and
•
the success of our strategic relationships with third parties.

The list above is not intended to be an exhaustive list of all of our forward-looking statements. Our forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 1. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-260608), filed with the SEC on October 29, 2021. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “company,” “Joby Aviation,” “we,” “us” and “our” refer to Joby Aviation, Inc.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,016,496	$77,337
Short-term investments	345,991	368,587
Other receivables	2,419	2,227
Prepaid expenses and other current assets	17,588	3,032
Total current assets	1,382,494	451,183
Property and equipment, net	43,977	34,126
Restricted cash	762	693
Equity method investment	20,177	10,990
Intangible assets	13,818	—
Goodwill	4,880	—
Other non-current assets	65,861	262
Total assets	$1,531,969	$497,254
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,558	$4,928
Tenant improvements loan, current portion	259	244
Capital lease, current portion	1,006	792
Deferred rent, current portion	362	295
Accrued expenses and other current liabilities	2,418	1,746
Total current liabilities	7,603	8,005
Tenant improvements loan, net of current portion	750	946
Capital lease, net of current portion	741	661
Deferred rent, net of current portion	1,044	1,321
Warrant Liability	64,765	—
Earnout Shares Liability	151,323	—
Stock repurchase liability	1,072	1,177
Total liabilities	227,298	12,110
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock: $0.0001 par value - 100,000,000 and 364,736,031 shares authorized at September 30, 2021 and December 31, 2020, no shares and 332,764,215 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (Cumulative liquidation preference nil and $769,679 at September 30, 2021 and December 31, 2020, respectively)	—	768,312
Stockholders’ equity (deficit):
Common stock: $0.0001 par value - 1,400,000,000 shares and 517,865,383 authorized at September 30, 2021 and December 31, 2020, 604,335,426 and 122,058,940 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	60	—
Additional paid-in capital	1,786,118	12,591
Accumulated deficit	(481,655)	(296,286)
Accumulated other comprehensive income	148	527
Total stockholders’ equity (deficit)	1,304,671	(283,168)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,531,969	$497,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development (including related party purchases of $547 and $345 for the three months ended September 30, 2021 and 2020, respectively, $1,523and $969 for the nine months ended September 30, 2021 and 2020, respectively)	$52,092	$30,713	$140,310	$76,940
Selling, general and administrative (including related party purchases of $154 and $97 for the three months ended September 30, 2021 and 2020, respectively, $390 and $247 for the nine months ended September 30, 2021 and 2020, respectively)	15,607	5,515	41,587	15,112
Total operating expenses	67,699	36,228	181,897	92,052
Loss from operations	(67,699)	(36,228)	(181,897)	(92,052)
Interest and other income, net	163	1,081	872	4,813
Interest expense	(484)	(65)	(2,388)	(193)
Income from equity method investment	10,331	286	19,222	286
Gain on disposal of subsidiary	—	6,904	—	6,904
Transaction expenses related to merger	(9,015)	—	(9,015)	—
Loss from changes in fair value of derivative liability	(11,489)	—	(11,489)	—
Convertible notes extinguishment loss	(665)	—	(665)	—
Total other income (loss)	(11,159)	8,206	(3,463)	11,810
Loss before income taxes	(78,858)	(28,022)	(185,360)	(80,242)
Income tax expense	—	6	9	23
Net loss	$(78,858)	$(28,028)	$(185,369)	$(80,265)
Net loss per share, basic and diluted	$(0.20)	$(0.27)	$(0.91)	$(0.79)
Weighted-average common stock outstanding, basic and diluted	385,560,732	104,760,660	203,536,351	102,103,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(78,858)	$(28,028)	$(185,369)	$(80,265)
Other comprehensive (loss) gain:
Foreign currency translation gain (loss)	(94)	194	(42)	144
Unrealized (loss) gain on available-for-sale securities	(14)	(517)	(337)	847
Total other comprehensive (loss) gain	(108)	(323)	(379)	991
Comprehensive loss	$(78,966)	$(28,351)	$(185,748)	$(79,274)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at January 1, 2021	332,764,215	$768,312	122,058,940	$12	$12,579	$(296,286)	$527	$(283,168)
Net loss	—	—	—	—	—	(41,505)	—	(41,505)
Issuance of redeemable convertible preferred stock	8,924,010	77,619	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,808	—	—	4,808
Other noncash compensation expense	—	—	—	—	1,741	—	—	1,741
Issuance of common stock upon exercise of stock options	—	—	746,830	—	303	—	—	303
Vesting of early exercised stock options	—	—	—	—	75	—	—	75
Other comprehensive loss	—	—	—	—	—	—	(309)	(309)
Balance at March 31, 2021	341,688,225	845,931	122,805,770	12	19,506	(337,791)	218	(318,055)
Net loss	—	—	—	—	—	(65,006)	—	(65,006)
Issuance of redeemable convertible preferred stock	2,677,200	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,992	—	—	6,992
Other noncash compensation expense	—	—	—	—	2,006	—	—	2,006
Issuance of common stock upon exercise of stock options	—	—	592,948	—	217	—	—	217
Vesting of early exercised stock options	—	—	—	—	112	—	—	112
Other comprehensive income	—	—	—	—	—	—	38	38
Balance at June 30, 2021	344,365,425	845,931	123,398,718	12	28,833	(402,797)	256	(373,696)
Net loss	—	—	—	—	—	(78,858)	—	(78,858)
Stock-based compensation	—	—	—	—	7,618	—	—	7,618
Other noncash compensation expense	—	—	—	—	2,028	—	—	2,028
Issuance of common stock upon exercise of stock options	—	—	699,852	—	347	—	—	347
Issuance of common stock upon exercise of SVB warrants	—	—	752,732	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon exercise of In-Q-Tel warrants	68,629	—	—	—	691			691
Issuance of common stock upon conversion of Uber convertible notes	—	—	7,716,780	1	77,398			77,399
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(344,434,054)	(845,931)	344,434,054	34	845,897	—	—	845,931
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	127,333,290	13	823,256	—	—	823,269
Vesting of early exercised stock options	—	—	—	—	50	—	—	50
Other comprehensive loss	—	—	—	—	—	—	(108)	(108)
Balance at September 30, 2021	—	$—	604,335,426	$60	$1,786,118	$(481,655)	$148	$1,304,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at January 1, 2020	320,181,375	$698,452	121,537,571	$12	$4,945	$(182,122)	$(28)	$(177,193)
Net loss	—	—	—	—	—	(25,361)	—	(25,361)
Issuance of redeemable convertible preferred stock, net of issuance costs of $512	8,210,082	45,488	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	850	—	—	850
Issuance of common stock upon exercise of stock options	—	—	84,023	—	17	—	—	17
Repurchase of common stock	—	—	(55,463)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	104	—	—	104
Other comprehensive loss	—	—	—	—	—	—	(570)	(570)
Balance at March 31, 2020	328,391,457	743,940	121,566,131	12	5,916	(207,483)	(598)	(202,153)
Net loss	—	—	—	—	—	(26,876)	—	(26,876)
Issuance of redeemable convertible preferred stock, net of issuance costs of $121	4,372,758	24,372	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,815	—	—	1,815
Issuance of common stock upon exercise of stock options	—	—	233,810	—	47	—	—	47
Repurchase of common stock	—	—	(131,681)	—	(1)	—	—	(1)
Vesting of early exercised stock options	—	—	—	—	82	—	—	82
Other comprehensive income	—	—	—	—	—	—	1,884	1,884
Balance at June 30, 2020	332,764,215	768,312	121,668,260	12	7,859	(234,359)	1,286	(225,202)
Net loss	—	—	—	—	—	(28,028)	—	(28,028)
Stock-based compensation	—	—	—	—	1,974	—	—	1,974
Issuance of common stock upon exercise of stock options	—	—	68,331	—	19	—	—	19
Vesting of early exercised stock options	—	—	—	—	53	—	—	53
Other comprehensive loss	—	—	—	—	—	—	(323)	(323)
Balance at September 30, 2020	332,764,215	$768,312	121,736,591	$12	$9,905	$(262,387)	$963	$(251,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(185,369)	$(80,265)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	11,467	5,157
Non-cash interest expense, and amortization of debt discount and issuance costs	2,227	—
Stock-based compensation expense	19,418	4,639
Other non-cash compensation expense	5,775	—
Convertible note extinguishment loss	665	—
Loss from change in value of warrants and earnout shares	11,578	—
Loss from transaction costs related to merger	9,015	—
Write-off of in-process research and development project	5,030	—
Net change in equity method investment and gain on deconsolidation of subsidiary	(9,187)	(7,190)
Net accretion and amortization of investments in marketable securities	3,893	432
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(11,227)	(4,531)
Other non-current assets	(9,856)	(220)
Accounts payable and accrued and other liabilities	(435)	6,404
Net cash used in operating activities	(147,006)	(75,574)
Cash flows from investing activities
Purchase of marketable securities	(336,914)	(583,244)
Proceeds from sales of marketable securities	47,139	11,100
Proceeds from maturities of marketable securities	308,141	154,325
Purchases of property and equipment	(20,694)	(17,742)
Asset acquisition and deconsolidations	(4,981)	(407)
Net cash used in investing activities	(7,309)	(435,968)
Cash flows from financing activities
Proceeds from issuance of Series C redeemable convertible preferred stock, net	—	69,860
Proceeds from merger	1,067,922	—
Payments for offering costs	(49,717)	—
Proceeds from issuance of convertible notes payable	74,972	—
Proceeds from exercise of stock options and stock purchase rights	998	77
Repayments of tenant improvement loan and capital lease obligation	(813)	(842)
Proceeds from issuance common stock warrants	181	—
Net cash provided by financing activities	1,093,543	69,095

Net change in cash, cash equivalents and restricted cash	939,228	(442,447)
Cash, cash equivalents and restricted cash, at the beginning of the period	78,030	507,869
Cash, cash equivalents and restricted cash, at the end of the period	$1,017,258	$65,422

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$1,016,496	$64,729
Restricted cash	762	693
Cash, cash equivalents and restricted cash in consolidated balance sheets	$1,017,258	$65,422
Non-cash investing and financing activities
Unpaid property and equipment purchases	$621	$861
Property and equipment purchased through capital leases	$926	$—
Uber Elevate acquisition in exchange for Series C redeemable convertible preferred stock (Note 5)	$77,619	$—
Conversion of Uber note payable to Series C redeemable	$77,399	$—
Conversion of pre-merger warrants	$691	$—
Unpaid offering costs	$470	$—
Conversion of preferred stock	$845,931	$—
Net non-cash assets acquired in merger	$1,119	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Company and Nature of Business

Description of Business

Joby Aviation, Inc. (“Joby Aviation” or the “Company”) is a vertically integrated electric mobility company that is building a fully electric vertical takeoff and landing (“eVTOL”) optimized passenger aircraft to be used by the Company to deliver air transportation as a service. The Company is headquartered in Santa Cruz, California.

Significant Risks and Uncertainties

Management expects losses and negative cash flows to continue for the foreseeable future, primarily as a result of continued research and development efforts. The Company historically funded its research and development efforts through equity and debt issuances. In 2020, the Company received $70.5 million in gross proceeds from additional issuances of Series C Preferred Stock. In January 2021, the Company received $75.0 million in gross proceeds from issuance of a convertible promissory note. In August 2021, the Company raised approximately $1.0 billion in net proceeds from the Reverse Recapitalization (see Note 3. Reverse Recapitalization). Failure to raise additional funding or generate sufficient positive cash flows from operations in the longer term could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company operates in a dynamic high-technology industry. The Company is subject to a number of risks, including the Company’s ability to attract and retain employees necessary to support its growth; market acceptance of the Company’s offerings; an evolving regulatory environment, advances and trends in new technologies and industry standards; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; and the ability to obtain future financing.

The Company’s foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing income tax and other laws, possible limitations on foreign investment and income repatriation, government pricing or foreign exchange controls, and restrictions on currency exchange.

In March 2020, the World Health Organization declared the coronavirus disease 2019 (“COVID-19”) outbreak a global pandemic and recommended containment measures worldwide. To comply with the recommended containment measures, the Company implemented alternative work arrangements for its employees and limited its employees’ travel activities to protect its employees and to comply with the provisions described in local shelter in place orders. Although some of the governmental restrictions have since been lifted or scaled back, recent and future surges of COVID-19 may result in restrictions being re-implemented in an effort to reduce the spread of COVID-19.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments, or the Company, may take, any resurgence of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which the Company operates. The COVID-19 pandemic could disrupt the operations of the Company’s third-party manufacturers, suppliers and certification agencies. The Company cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on its suppliers and vendors, in particular for any of the Company’s suppliers and vendors that may not qualify as essential businesses and suffer more significant disruptions to their business operations. The Company is working closely with its manufacturing partners and suppliers to help ensure the Company is able to continue its research and development activities necessary to complete the development of its eVTOL aircraft and commence delivery of its services. The impact of COVID on certification agencies is also unknown and may affect the timeline to certify the Company's aircraft.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020.

Unaudited Interim Financial Information

The accompanying balance sheet as of September 30, 2021, the condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and statements of cash flows for the nine months ended September 30, 2021 and 2020, and the notes accompanying these statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of these statement. The accompanying balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements as of that date. Certain disclosures have been condensed or omitted from the unaudited interim condensed consolidated financial statements.

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021, which provides a more complete discussion of the Company’s accounting policies and certain other information

On August 10, 2021 (the “Closing Date”), Reinvent Technology Partners, a Cayman Islands exempted company and special purpose acquisition company (“RTP”), completed the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 23, 2021, by and among RTP, RTP Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of RTP (“RTP Merger Sub”), and Joby Aero, Inc., a Delaware corporation (“Legacy Joby”). On the Closing Date, RTP was domesticated as a Delaware corporation, Merger Sub merged with and into Legacy Joby and the separate corporate existence of Merger Sub ceased (the “Merger”), and Legacy Joby survived as a wholly owned subsidiary of RTP, which changed its name to Joby Aviation, Inc.

The Merger, together with the other transactions described in the Merger Agreement and the PIPE Financing (as defined in Note 3, “Reverse Recapitalization,” below), are referred to herein as the “Reverse Recapitalization”. Please refer to Note 3, “Reverse Recapitalization,” for more details.

Common Stock Warrants Liabilities

In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the "Sponsor") in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP (“Sponsor Agreement”).

The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes provisions which could result in a different settlement value, for the Private Placement Warrants depending on their holder, and for Public Warrants depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrants are not considered to be indexed to the Company’s own stock. As the Common Stock Warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statements of operations at each reporting date.

During the three months ended September 30, 2021, no Common Stock Warrants were exercised.

Earnout Shares Liability

In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement, Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified Release Events, as further described in Note 10. In accordance with ASC 815-40, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

The estimated fair value of the Earnout Shares Liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 10) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.

The Earnout Shares Liability is categorized as a Level 3 fair value measurement because the Company estimates projections during the Earnout Period utilizing unobservable inputs. Determination of the fair value of the Earnout Shares Liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, expenses and disclosure of contingent assets and liabilities. The most significant estimates are related to the valuation of common stock, stock-based awards, preferred stock, preferred stock warrant and intangible assets acquired and the valuation of and provisions for income taxes and contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under related circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

Segments

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has one operating segment because its CODM, who is its Chief Executive Officer, reviews Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning of components below the consolidated level.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, other receivables, accounts payable, accrued liabilities, short-term and long-term debt, redeemable convertible preferred stock, common stock warrants, redeemable convertible preferred stock warrants, common stock warrants liabilities and Earnout Shares Liability. The carrying amounts of cash and cash equivalents, short-term investments, other receivables, accounts payable, and accrued and other current liabilities approximates their fair values due to the short time to the expected receipt or payment. The carrying amount of the Company’s short-term debt approximates its fair value as the effective interest rate approximates market rates currently available to the Company. Common stock warrants which are initially recorded in equity at the value allocated to them are not subject to remeasurement in subsequent periods. At initial recognition, the Company recorded the redeemable convertible preferred stock warrant liability, common stock warrants liabilities and Earnout Shares Liability on the balance sheet at their fair value. The redeemable convertible preferred stock warrant liability, common stock warrants liabilities and Earnout Shares Liability are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income, net in the condensed consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and restricted cash, short-term investments and other receivables. At September 30, 2021 and December 31, 2020, cash and cash equivalents consist of cash deposited with domestic and foreign financial institutions that are of high-credit quality. The Company is exposed to credit risk in the event of default by the domestic financial institutions to the extent that cash and cash equivalent deposits are in excess of amounts insured by the Federal Deposit Insurance Corporation. Foreign cash balances are not insured. The Company has not experienced any losses on its deposits since inception. Short-term investments consist of government and corporate debt securities and corporate asset backed securities that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.

The Company’s other receivables are due from United States government agencies under the Company’s government grant contracts. At September 30, 2021 and December 31, 2020, two agencies accounted for 90% and 89% of the Company’s other receivables, respectively. The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, debtor creditworthiness, current economic trends, and changes in debtor payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Investment in SummerBio, LLC

Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing. To enable the development and deployment of this technology, in May 2020, SummerBio, LLC (“SummerBio”) was established which was 100% beneficially owned by the Company. In August 2020, SummerBio began to generate income through providing the logistical infrastructure for high-volume rapid COVID-19 testing.

In August 2020 SummerBio raised additional financing through issuing equity instruments to related parties and changed the structure of its board of directors. As a result, the Company’s voting interest was reduced to approximately 61.5% and the Company would no longer nominate a majority of the members of SummerBio’s board of directors. The Company concluded that in August 2020, it does not have the ability to direct the decisions that most significantly impact SummerBio’s economic performance, but that the Company still maintains significant influence over SummerBio. The Company has determined that it is not the primary beneficiary of SummerBio and, therefore, accounts for its investment in SummerBio under the equity method of accounting.

At September 30, 2021 and December 31, 2020 the Company reviewed its investment in SummerBio for impairment by determining whether events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. The Company determined that the carrying value of the investment did not exceed its fair value and, therefore, there are no indicators that its investment in SummerBio is impaired. In making this judgment, the Company considered all quantitative and qualitative evidence available to the Company at the time of the review.

Asset Acquisitions and Business Combinations

Upon an acquisition, the Company performs an initial test to determine whether substantially all of the fair value of the gross assets transferred is concentrated in a single identifiable asset or a group of similar identifiable assets, such that the acquisition would not represent a business. If that test suggests that the set of assets and activities is a business, the Company then performs a second test to evaluate whether the assets and activities transferred include inputs and substantive processes that together, significantly contribute to the ability to create outputs, which would constitute a business. If the result of the second test suggests that the acquired assets and activities constitute a business, the Company accounts for the transaction as a business combination.

For transactions accounted for as business combinations, the Company allocates the fair value of acquisition consideration to the acquired identifiable assets and liabilities based on their estimated fair values. Acquisition consideration includes the fair value of any promised contingent consideration. The excess of the fair value of acquisition consideration over the fair value of acquired identifiable assets and liabilities is recorded as goodwill. Contingent consideration is remeasured to its fair value each reporting period with changes in the fair value of contingent consideration recorded in general and administrative expenses. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. In certain circumstances, the allocations of the excess purchase price are based upon preliminary estimates and assumptions and subject to revision when the Company receives final information, including appraisals and other analyses. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Acquisition-related costs are expensed as incurred.

For transactions accounted for as asset acquisitions, the cost, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The Company generally includes contingent consideration in the cost of the assets acquired only when the uncertainty is resolved. The Company recognizes contingent consideration adjustments to the cost of the acquired assets prospectively using the straight-line method over the remaining useful life of the assets. No goodwill is recognized in asset acquisitions.

Goodwill

Goodwill is recorded when the consideration paid for a business acquisition exceeds the fair value of net identifiable assets and liabilities acquired. Goodwill is measured and tested for impairment annually on the first business day of the fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may exceed its implied fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of goodwill’s reporting unit is less than its carrying amount, however the Company may determine to proceed directly to the quantitative impairment test.

If the Company assesses qualitative factors and concludes that it is more likely than not that the fair value of goodwill’s reporting unit is less than its carrying amount or if the Company determines not to use the qualitative assessment, then a quantitative impairment test is performed. The quantitative impairment test requires comparing the fair value of the reporting unit to its carrying value, including goodwill. The Company has identified that its business operates as a single operating segment which is also a single reporting unit for purposes of testing for goodwill impairment. An impairment exists if the fair value of the reporting unit is lower than its carrying value, and the Company would record a goodwill impairment loss in the fiscal quarter in which the determination is made.

Intangible Assets

Intangible assets include identifiable intangible assets, primarily software technologies resulting from acquisitions (see Note 5). Acquired intangible assets are initially recorded at fair value. The fair value of software technologies is estimated on the basis of replacement cost and the fair value of contractual agreements asset is based primarily on the discounted cash flow model. Software technologies are amortized on a straight-line basis over their estimated useful lives, generally 3 to 5 years. The Company’s estimates of useful lives of intangible assets are based on cash flow forecasts which incorporate various assumptions, including forecasted remaining useful life until technological obsolescence of software.

Contractual Agreements

Contractual agreements asset (see Note 5) is classified as other non-current assets on the consolidated balance sheet. The Company will amortize the contractual agreements asset in proportion to the estimated incremental cash flows earned under the agreement over an estimated period of three years. The Company expects to begin generating incremental cash flows under the contractual agreements asset in 2024.

The Company reviews the contractual agreements asset for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of the contractual agreements asset is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of the asset may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Redeemable Convertible Preferred Stock Warrant

The Company’s redeemable convertible preferred stock warrants require liability classification and accounting as the underlying redeemable convertible preferred stock is considered contingently redeemable and may obligate the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The redeemable convertible preferred stock warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in the condensed consolidated statements of operations.

Emerging Growth Company

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As such the Company is eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including reduced reporting and extended transition periods to comply with new or revised accounting standards for public business entities. The Company has elected to avail itself of this exemption and, therefore, will not be subject to the timeline for adopting new or revised accounting standards for public business entities that are not emerging growth companies, and will follow the transition guidance applicable to private companies.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU No. 2016-02. These ASUs require an entity to recognize a lease liability and a ROU asset in the balance sheets for leases with lease terms of more than 12 months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance-sheet financing. This guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect a modified retrospective transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. The Company expects to recognize a right-of-use asset and corresponding lease liabilities for its lease arrangements upon the adoption of this standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The guidance is effective for the Company beginning in the first quarter of 2023. The Company is evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation and modified the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company is evaluating the effect of this guidance on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 31, 2022. The Company is evaluating the effect of this guidance on its condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 - a consensus of the FASB Emerging Issues Task Force, which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company is evaluating the effect this new guidance on its condensed consolidated financial statements.

Note 3. Reverse Recapitalization

On August 10, 2021, RTP and Legacy Joby completed the Merger, and RTP changed its name to Joby Aviation, Inc.

In connection with the execution of the Merger Agreement, on February 23, 2021, RTP entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and RTP agreed to sell to the PIPE Investors, an aggregate of 83,500,000 shares of Common Stock (“PIPE Shares”), for a purchase price of $10.00 per share, in a private placement (“PIPE Financing”). The PIPE Financing closed substantially concurrently with the consummation of the Merger.

Concurrently with the execution of the Merger Agreement, on February 23, 2021, RTP, Sponsor and Legacy Joby entered into the Sponsor Agreement pursuant to which 17,130,000 shares of the Company (“Earnout Shares”) became subject to vesting with 20% of the Earnout Shares vesting in equal tranches when the volume-weighted average price of the Company's common stock is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (the “Vesting Events”). After 10 years following the consummation of the Merger, any Earnout Shares which have not yet vested are forfeited.

Pursuant to ASC 805, for financial accounting and reporting purposes, Legacy Joby was deemed the accounting acquirer with RTP being treated as the accounting acquiree, and the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the financial statements of the Company represent a continuation of the financial statements of Legacy Joby, with the Merger being treated as the equivalent of the Legacy Joby issuing stock for the net assets of RTP, accompanied by a recapitalization. The net assets of RTP were stated at historical costs, with no goodwill or other intangible assets recorded, and were consolidated with Legacy Joby’s financial statements on the Closing Date. Operations prior to the Closing Date are presented solely as those of Legacy Joby. The number of Legacy Joby common shares and redeemable convertible preferred shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Upon the consummation of the Merger, the Company gave effect to the issuance of 127,333,290 shares of Common Stock for the previously issued RTP common stock and PIPE Shares that were outstanding at the Closing Date. The Company raised $1,067.9 million of proceeds including the contribution of $232.9 million of cash held in RTP's trust account from its initial public offering, net of redemptions of RTP public stockholders of $424.2 million and reimbursements for RTP's expenses of $33.3 million, and $835.0 million of cash in connection with the PIPE Financing. The Company incurred $50.2 million of transaction costs, consisting of banking, legal, and other professional fees, of which $41.2 million was recorded as a reduction to additional paid-in capital of proceeds and the remaining $9.0 million was expensed immediately upon consummation of the Merger as transaction expenses related to the Merger in the condensed consolidated statements of operations.

Note 4. Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

•
Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•
Level 2 - Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
•
Level 3 - Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

The Company’s financial assets consist of Level 1 and 2 assets. The Company classifies its cash equivalents and marketable debt securities within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. The Company’s fixed income available-for-sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of the Company’s marketable debt securities were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.

The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 2 and Level 3 liabilities. The Company classifies the Private Placement Warrants within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company's Public Warrants. The Company classifies the redeemable convertible preferred stock warrant and the Earnout Shares Liability within Level 3. The Common Stock Warrant and earnout shares liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in other income, net, in condensed consolidated statements of operations.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$982,110	$—	$—	$982,110
Cash equivalents	982,110	—	—	982,110
Term deposits	—	40,046	—	40,046
Asset backed securities	—	69,676	—	69,676
Government debt securities	—	47,234	—	47,234
Corporate debt securities	—	189,035	—	189,035
Available-for-sale investments	—	345,991	—	345,991
Total fair value of assets	$982,110	$345,991	$—	$1,328,101

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$38,814	$-	$-	$38,814
Common stock warrant liabilities (Private Placement)	—	25,951	—	25,951
Earnout Shares Liability	—	—	151,323	151,323
Total fair value of liabilities	$38,814	$25,951	$151,323	$216,088

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$74,049	$—	$—	$74,049
Cash equivalents	74,049	—	—	74,049
Asset backed securities	—	52,022	—	52,022
Government debt securities	—	57,829	—	57,829
Corporate debt securities	—	258,736	—	258,736
Marketable securities	—	368,587	—	368,587
Total fair value of assets	$74,049	$368,587	$—	$442,636

The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2021
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Assets measured at fair value
Term deposits	$40,046	$—	$—	$40,046
Asset backed securities	69,690	10	(24)	69,676
Government debt securities	47,232	5	(3)	47,234
Corporate debt securities	189,039	3	(7)	189,035
Total	$346,007	$18	$(34)	$345,991

	December 31, 2020
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Asset backed securities	$51,938	$84	$—	$52,022
Government debt securities	57,826	3	—	57,829
Corporate debt securities	258,502	234	—	258,736
Total	$368,266	$321	$—	$368,587

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2021 and 2020.

In nine months ended September 30, 2020, the Company did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of other income within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	In-Q-Tel Warrant Liability	Earnout Shares Liability
Fair value as of January 1, 2021	$—	$—
Initial fair value of the In-Q-Tel warrant liability	602	—
Earnout Shares Liability recognized upon the closing of the reverse recapitalization	—	149,911
Change in fair value	89	1,412
Extinguishment of Legacy Joby In-Q-Tel warrant liability to common stock upon the reverse recapitalization	(691)	—
Fair value as of September 30, 2021	$—	$151,323

The fair values of the In-Q-Tel warrant liability and Earnout Shares Liability (see Note 10) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the In-Q-Tel warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 10).

Note 5. Acquisitions

Acquisition of Uber Elevate

On January 11, 2021, the Company entered into certain agreements with Uber Technologies, Inc. (“Uber”), under which it acquired Uber Elevate, Inc (“Uber Elevate”), a portion of Uber's business dedicated to development of aerial ridesharing, issued to Uber a Convertible Promissory Note (“Uber CPN”) and entered into a collaboration agreement with Uber (the “Uber Agreement”).

Uber Elevate was a business incubated within Uber, which had developed multiple proprietary software technologies and built a highly skilled engineering team focused on multimodal ride sharing coordination, connected airspace management, urban transportation and simulation, and certifiable aviation grade battery technology. The Uber Elevate acquisition was intended to complement the Company’s existing technologies and expertise to gain integration into the Uber app and progress commercialization of aerial ridesharing services. In accordance with the Share Purchase Agreement between the Company, Uber and Uber Elevate (the “Share Purchase Agreement”), the Company acquired all of the outstanding common stock of Uber Elevate and certain other assets (see below) in exchange for 8,924,009 shares of the Company’s Series C redeemable convertible preferred stock. At the acquisition date, the fair value of the Company’s Series C redeemable convertible preferred stock was $8.70 per share, resulting in the total fair value of consideration transferred to Uber of $77.6 million. The fair value of the Company’s Series C redeemable convertible preferred stock was estimated using a multi-scenario option pricing method model, consistent with the approach employed to value the Company’s common stock. This model specifically considered the potential for the conversion of the Series C redeemable convertible preferred stock to common stock on a 1-for-1 basis in the event of a merger with (or acquisition of) a special purpose acquisition company (“SPAC”).

No single identifiable assets or group of similar identifiable assets of Uber Elevate represented substantially all of the fair value of the gross assets acquired. Further, Uber Elevate acquisition included inputs, represented by tangible assets and developed software technologies, and processes, represented by experienced workforce, which together significantly contribute to Uber Elevate’s ability to create outputs, represented by commercialization of aerial ridesharing. The Company concluded that Uber Elevate represents a business, and acquisition of Uber Elevate was accounted as a business combination.

Under the terms of the Share Purchase Agreement, certain employees of Uber Elevate who continued their employment with the Company following the acquisition of Uber Elevate were allowed to retain their unvested Uber RSUs that would otherwise have vested on or prior to December 16, 2021, provided that such employees remain employed by the Company through December 16, 2021 (the “Uber RSU provision”). All RSUs subject to the Uber RSU provision vest on December 16, 2021. This incentive was provided by Uber to such employees to ensure successful integration of Uber Elevate and progress of the development efforts under the Uber Agreement (see below). Because Uber is also a holder of pecuniary interest in the Company, the Company concluded that the Uber RSU provision in substance represents non-cash compensation of the Company. The total fair value of the non-cash compensation as of the acquisition date was $7.5 million and will be recognized over the period between the acquisition date and December 16, 2021. $2.0 million and $5.8 million was recognized as other non-cash compensation during the three and nine months ended September 30, 2021, respectively. $1.8 million and $0.2 million are included in research and development expenses and selling, general and administrative expenses during the three months ended September 30, 2021, respectively. $5.2 million and $0.6 million are included in research and development expenses and selling, general and administrative expenses during the nine months ended September 30, 2021, respectively.

The Uber CPN was issued in exchange for gross proceeds of $75.0 million, which is the note’s face amount. The Uber CPN bore interest at simple interest rate of 5% per annum and matured two years after its issuance. The Uber CPN was convertible into common or preferred stock of the Company, depending on the occurrence or non-occurrence of various equity financing scenarios, including an IPO or a merger with (or acquisition of) a SPAC. The Uber CPN was issued at a premium, as its fair value at issuance was $74.5 million, $0.5 million below its face amount. Because the Uber CPN is considered a transaction separate from the business combination, but would not have been entered into absent the business combination, the Company recognized the $0.5 million premium at issuance of the Uber CPN as a reduction of the total consideration transferred to Uber for the acquisition of the Uber Elevate. Upon closing of the Merger, the unpaid principal amount of $75.0 million plus accrued and unpaid interest in the amount of $2.2 million was converted into 7,716,780 shares of common stock of Joby Aviation.

Under the terms of the Uber Agreement, the Company and Uber agreed to continue focused development of their respective existing technologies to achieve mutual integration of their transportation services offerings to their customers.

The Uber Agreement is intended to provide for the Company and Uber to work together to enable seamless passenger services across their respective businesses and for customers of either company to be able to order the services of the other party via their respective applications. The Uber Agreement includes terms governing the software integration and data-sharing that will be necessary to enable such services across one or both businesses, regardless of the initial platform or combination of services requested by the passenger. As part of the Uber Agreement, the Company commits to continue developing its passenger air mobility services and that Uber’s customers will be able to purchase the Company’s air mobility services from the Uber app. Similarly, Uber commits to enable its customers to order the Company’s services or combined services. The parties also intend to work together to enable Uber to fulfill “last mile” terrestrial ride services to and from the Company’s air mobility services end points. The parties intend to market to their respective customers and generally the availability of the other’s services orderable from their respective applications. The Uber Agreement also includes terms regarding branding to be incorporated into the parties’ respective ride-hailing applications, as well as a management process for the two parties to work together in both the development and commercialization phases contemplated by the agreement. The Uber Agreement further makes clear that each party retains independence in setting the prices for its own services. Finally, the Uber Agreement contains standard and customary intellectual property cross-licensing and intellectual property ownership terms, limitations of liability clauses, indemnification, dispute resolution, and other typical commercial terms.

The Uber Agreement embodies significant benefits to the Company, consisting primarily of customer demand aggregation, improved load factor as well as below market commissions. The fair value of the asset representing these benefits (the “contractual agreements asset”) at inception was $49.5 million. The Company considered whether the Uber Agreement, entered into concurrently with the Share Purchase Agreement, is a part of the Uber Elevate business combination, or is a separate transaction. Under ASC 805, a transaction entered into by or on behalf of the acquirer or primarily for the benefit of the acquirer or the combined entity, rather than primarily for the benefit of the acquiree (or its former owners) before the combination, is likely to be a separate transaction. The Uber Agreement contains features, which in combination result in significant financial and other benefits primarily to the Company. Accordingly, the Company concluded that the Uber Agreement represents a transaction separate from the Uber Elevate acquisition.

Because the Uber Agreement was not a part of the Uber Elevate business combination, the Company used the relative fair value method to allocate the total consideration transferred to Uber between the purchase consideration for acquiring Uber Elevate business and the contractual agreements asset. The Company will amortize the contractual agreements asset in proportion to the estimated incremental cash flows earned under the Uber Agreement over an estimated period of three years. The Company expects to begin generating incremental cash flows under the contractual agreements asset in 2024.

The methodologies used in determining the fair values of Uber Elevate and contractual agreements asset, as well as the respective key assumptions, are as follows.

Valuation of Uber Elevate - the estimated fair value of Uber Elevate was $20.0 million. The Company determined the fair value of Uber Elevate using the asset accumulation method (also known as the net asset method). This method measures the value of equity as the sum of the values of a company’s assets reduced by the sum of the values of its liabilities. Uber Elevate assets included property and equipment, developed software technologies, and the assembled workforce. The Company concluded that the fair value of property and equipment was not materially different from its book value. In determining the fair value of developed software technologies, the Company used the replacement cost approach, under which the Company estimates the fair value based upon the estimated cost of replacing or reproducing the asset, less adjustments for physical deterioration and functional obsolescence, if relevant. The Company based valuation of developed technologies on its estimates of development time and cost for each development phase and technology element, which included estimates of engineering costs per person-month for concept development and design, coding, testing and quality control review and operations costs. The Company then added to the total replacement cost an allowance for a fair return on investment during the development period of 35%, based on the peer group weighted average cost of capital analysis. This value is then adjusted for depreciation and/or obsolescence present in each software technology using an age-life calculation, reducing the preliminary values by 23.0% to 37.0% percent, depending on management’s estimate of the age and expected remaining life of the existing software code bases.

The Company based valuation of assembled workforce on its estimates of average cost per employee, which included average annual and monthly salaries, overhead burden and direct recruiting and training costs.

Valuation of the contractual agreements asset - the estimated fair value of the contractual agreements asset was $49.5 million. The Company determined the value of the contractual agreements asset by using the incremental cashflow approach, which involved comparing the Company’s forecasted cash flow with the Uber Elevate assets in place, versus without them in place, and then deducting the estimated fair values of key contributory assets, including developed software technology and the acquired workforce, since the Company’s “with” scenario assumes that those contributory assets are in place as well (the “with and without” method). The forecast model assumes that the contractual agreements asset and acquired Uber Elevate assets will result in incremental cash flow over a three-year period due to lower costs and higher load factors. The Company applied a 25.0% discount rate, which was based upon the cost of capital analysis.

The following table summarizes the allocation of total consideration between Uber Elevate and the contractual agreements asset (in thousands, except share and per share data):

Series C redeemable convertible preferred stock (8,924,009 shares at $8.70 per share fair value)	$77,619
Less: premium on Uber CPN	(465)
Total consideration	77,154
Consideration allocated to contractual agreements asset	(54,944)
Consideration allocated to Uber Elevate	$22,210

The factors contributing to the recognition of goodwill were based upon the Company’s conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill of $4.9 million recorded for the Uber Elevate acquisition is expected to be deductible for tax purposes.

The purchase price allocation for Uber Elevate is as follows (in thousands):

Goodwill	$4,880
Automation Platform Software Technology	7,200
Multimodal Software Technology	4,900
Simulation Software Technology	4,600
Property and equipment	630
Total purchase consideration	$22,210

Unaudited Supplemental Pro Forma Information

Uber Elevate did not generate any revenue prior to its acquisition by the Company. In addition, due to the close proximity of Uber Elevate acquisition date to the beginning of 2021, the pre-acquisition net loss of Uber Elevate was immaterial. Therefore, the pro forma information that presents the combined results of operations for the period presented, as if Uber Elevate was acquired as of the beginning of 2021 is not materially different from the consolidated results of operations for the nine months ended September 30, 2021.

Asset Acquisition

On April 6, 2021, the Company completed acquisition of an entity (the “acquiree”) engaged in the development of transportation technology with application in the aviation sector, whereby it acquired all the outstanding shares of the acquiree in exchange for a total consideration consisting of (i) $5.0 million in cash, (ii) 2,677,200 shares of Series C Preferred stock with the aggregate acquisition date fair value of $23.9 million. Upon closing of the acquisition, the acquiree’s former shareholders became employees of the Company. The Series C Preferred shares issued to the former shareholders as part of the total consideration are subject to vesting over six-year period and are contingent on the continued employment of the former shareholders with the Company. If the former shareholder’s employment with the Company is terminated by the Company for cause, or by the employee without a good reason, all of then unvested Series C Preferred shares that were issued as part of the total consideration will be forfeited by such former shareholder. Because the vesting of Series C Preferred shares, issued as part of the total consideration, is contingent upon the former shareholders’ continued employment, such Series C Preferred shares are considered to be a part of the former shareholders’ post-combination compensation expense rather than part of the purchase consideration. Therefore, the fair value of the Series C Preferred shares of $23.9 million will be recognized as a stock-based compensation expense over the six-year vesting term, commencing on the acquisition date. The Series C redeemable convertible preferred shares were converted into an equivalent number of shares of Legacy Joby common stock on a one-to-one basis immediately prior to the closing of the Merger.

The acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The purchase consideration of $5.0 million was allocated to the acquired in-process research and development (“IPR&D”) assets, $0.1 million was allocated to the acquired current liabilities and less than $0.1 million was allocated to the acquired current assets. The Company concluded that acquired IPR&D assets are to be used only in specific programs and have no alternative future use if such programs fail to result in a commercialized product. Therefore, the acquired IPR&D assets were written off immediately after the acquisition date and reflected as part of research and development expenses in the condensed consolidated statement of operations.

Note 6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Equipment	$39,442	$29,229
Computer software	7,827	5,992
Leasehold improvements	8,636	5,724
Molds and tooling	5,068	3,269
Vehicles and aircraft	1,140	211
Furniture and fixtures	242	95
Construction in progress	4,296	3,741
Gross property and equipment	66,651	48,261
Accumulated depreciation and amortization	(22,674)	(14,135)
Property and equipment, net	$43,977	$34,126

Depreciation and amortization expense of Property and equipment for the three and nine months ended September 30, 2021 was $3.2 million and $8.6 million and $1.9 million and $5.1 million for the three and nine months ended September 30, 2020, respectively.

Intangible Assets, Net

The intangible assets consist of the following:

	September 30, 2021	December 31, 2020
Automation Platform Software	$7,200	$—
Multimodal Software Technology	4,900	—
System Simulation Software Technology	4,600	—
Gross intangible assets	16,700	—
Accumulated amortization	(2,882)	—
Intangible assets, net	$13,818	$—

Amortization expense related to intangible assets for the three and nine months ended September 30, 2021 was $1.0 million and $2.9 million, respectively and nil for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 the weighted-average amortization period of intangible assets was 3.78 years.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 30, 2021 (in thousands):

Fiscal Year	Amount
2021 (remainder)	$961
2022	3,843
2023	3,843
2024	3,006
2025	2,165
$13,818

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid equipment	$3,958	$1,352
Prepaid software	1,602	1,076
Prepaid taxes	805	243
Prepaid insurance	9,242	156
Other	1,981	205
Total	$17,588	$3,032

Other non-current assets

	September 30, 2021	December 31, 2020
Contractual agreements asset	$54,944	$—
Long term prepaid insurance	10,597	—
Other non-current assets	320	262
Total	$65,861	$262

Note 7. Debt

Tenant Improvement Loan

Under the terms of one of the Company’s operating lease agreements (Note 8), the landlord provided to the Company a loan of $1.6 million to be used in financing leasehold improvements for the property leased. The loan was drawn by the Company in six separate installments, of which two installments were drawn in December 2018, for a total of $0.5 million, and the remaining installments were drawn in January, April and October 2019 for a total of $1.1 million. Each loan installment is repayable in equal monthly payments over a period of six years, commencing in February 2019 and ending in October 2025. In the event of early lease termination by the Company, the loan is repayable within 30 days of the termination. Outstanding balances accrue interest at a rate of 8% per annum. The average effective interest rate for the loan is 8.1%. Maturities on the tenant improvement loan were as follows (in thousands):

As of September 30, 2021	Amount
2021 (remaining three months)	$63
2022	265
2023	287
2024	310
2025	84
Total payable amount	1,009
Less: current portion of tenant improvement loan	(259)
Noncurrent portion of tenant improvement loan, net	$750

Uber CPN

On January 11, 2021, in connection with the acquisition of Uber Elevate, the Company issued the Uber CPN to Uber in exchange for gross proceeds of $75.0 million, which is the note’s face amount. The Uber CPN bears interest at simple interest rate of 5% per annum and matures two years after its issuance. Refer to Note 5 for further discussion related to the issuance of the Uber CPN. Upon closing of the Merger, the unpaid principal amount of $75.0 million plus accrued and unpaid interest in the amount of $2.2 million was converted into 7,716,780 shares of common stock of Joby Aviation.

Note 8. Leases

Operating Leases

The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2050. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. The Company recognizes rent expense on a straight-line basis over the term of the operating leases. Any difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the three and nine months ended September 30, 2021 was $1.5 million and $4.1 million and $1.3 million and $3.5 million for the three and nine months ended September 30, 2020, respectively.

Aggregate future minimum lease payments required under the operating leases at September 30, 2021 are as follows (in thousands):

As of September 30, 2021	Amount
2021 (remaining three months)	$1,311
2022	4,737
2023	4,126
2024	3,396
2025	720
2026 and thereafter	3,801
Total minimum future lease payments, operating leases	$18,091

Capital Leases

The Company purchased equipment with total gross book value of $4.1 million under capital lease agreements. Interest rates for the capital leases range from 3.95% to 22.10% per annum. Accumulated depreciation for equipment acquired under the capital leases was $0.9 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively.

Aggregate future minimum principal lease payments under the capital leases at September 30, 2021 are as follows (in thousands):

As of September 30, 2021	Amount
2021 (remaining three months)	$278
2022	793
2023	248
2024	183
2025	110
2026 and thereafter	135
Total payments	1,747
Less current portion	(1,006)
Noncurrent portion	$741

Note 9. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of September 30, 2021 and December 31, 2020, the Company was not involved in any material legal proceedings.

Indemnifications

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of as of September 30, 2021 and December 31, 2020.

Note 10. Stock Warrants and Earnout Shares

In-Q-Tel Warrant

On March 19, 2021 the Company entered into a government grant contract with In-Q-Tel, an independent nonprofit corporation that partners with the U.S. intelligence and national security community, under which the Company receives payments from In-Q-Tel for reports on the Company's aircraft development progress and future services offering. Upon submission of certain specified deliverables, the Company will receive a total amount of $1.0 million from In-Q-Tel. In connection with entering the government grant contract with In-Q-Tel, the Company issued to In-Q-Tel a warrant for 68,649 shares of its Series C redeemable convertible preferred stock with an exercise price of $0.0029 per share and a 10-year term (the “In-Q-Tel Warrant”). The fair value of the In-Q-Tel Warrant of $0.6 million was determined using the Black-Scholes valuation model with the following assumptions: preferred stock fair value $8.77, volatility of 60.2%, risk-free rate of 0.07%, probability weighted average expected term of 1.1 years, and dividend rate of 0%. At issuance the Company recognized deferred cost for the amount of the issuance date fair value of the In-Q-Tel Warrant, included in prepaid expenses and other current assets. The deferred cost is amortized to research and development expenses as the Company earns the $1.0 million in government grants from In-Q-Tel.

In connection with the Merger, the In-Q-Tel Warrant was automatically exercised, on a cashless basis, for Legacy Joby’s Series C redeemable convertible preferred stock, and the Series C redeemable convertible preferred stock was converted into shares of Legacy Joby common stock on a one-for-one basis. Immediately prior to the exercise, the liability associated with In-Q-Tel Warrant was remeasured and reclassified to Legacy Joby Series C redeemable convertible preferred stock. The fair value of the Series C redeemable convertible preferred stock warrant of $0.6 million immediately prior to the exercise was determined as the intrinsic value based on the exercise price of $0.0029 per share and the fair value of the common stock of Joby Aviation into which the underlying shares of the redeemable convertible preferred stock would be converted upon the Merger at the exchange ratio of 3.4572.

SVB Common Stock Warrants

In connection with the issuance of convertible notes, in March 2017 and May 2018, the Company issued to the note holders warrants to purchase 539,675 and 218,840 shares of Legacy Joby’s common stock, respectively, with exercise prices of $0.029 and $0.194 per share, respectively. The Company allocated the proceeds between convertible notes and common stock warrants on a relative fair value basis and recorded the amount allocated to the common stock warrants within additional paid-in capital on the accompanying condensed consolidated balance sheet as the common stock warrants met all criteria for equity classification. As the common stock warrants were equity classified, they did not require subsequent remeasurement after issuance.

In connection with the closing of the Merger, all outstanding common stock warrants were net exercised on a cashless basis for 752,732 shares of common stock of Joby Aviation.

Private Placement Warrants

The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million and the Private Placement Warrant liability was remeasured to fair value as of September 30, 2021, resulting in a loss of $4.0 million for the three months ended September 30, 2021, which is included in loss from changes in fair value of derivative liabilities in the condensed consolidated statements of operations.

The Company concluded that the fair value of the Private Placement Warrants approximates the fair value of the Company's Public Warrants. Therefore, Private Placement Warrants were valued by reference to the observable market price for the Company's Public Warrants.

Public Warrants

The Public Warrants became exercisable on September 9, 2021, 30 days after the completion of the Merger.

The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million and the public warrant liability was remeasured to fair value based upon the market price as of September 30, 2021, resulting in a loss of $6.0 million for the three months ended September 30, 2021, classified within loss from changes in fair value of derivative liabilities in the condensed consolidated statements of operations. There were no exercises of Public Warrants during the three months ended September 30, 2021.

Earnout Shares Liability

Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Joby Aviation common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After 10 years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited.

Upon the closing of the Merger, the Earnout Shares were accounted for as a liability at fair value because the Triggering Events that determine the number of Earnout Shares required to be issued include events that are not solely indexed to the common stock of Joby Aviation. The estimated fair value of the total Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. Assumptions used in the valuation are as follows:

	August 10, 2021	September 30, 2021
Expected volatility	62.20%	61.60%
Risk-free interest rate	1.36%	1.51%
Dividend rate	0.00%	0.00%
Expected term (years)	10.00	9.86

No Earnout Shares vested as of September 30, 2021. During the three months ended September 30, 2021, the Company recognized loss related to the change in the fair value of the Earnout Shares Liability of $1.4 million, included as change in fair value of derivative liabilities in the condensed consolidated statement of operations.

Note 11. Common Stock

The Company’s common stock and warrants trade on the NYSE under the symbol “JOBY” and “JOBY WS”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 1,400,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. The holder of each share of common stock is entitled to one vote.

The Company has retroactively adjusted the shares issued and outstanding prior to August 10, 2021 to give effect to the Exchange Ratio.

Immediately prior to the Merger, Legacy Joby’s certificate of incorporation, as amended, authorized it to issue 149,793,455 shares of common stock with a par value of $0.00001 per share, and 105,500,526 shares of redeemable convertible preferred stock with a par value of $0.00001 per share.

On August 10, 2021, in connection with the closing of the Merger (Note 3), all of the outstanding redeemable convertible preferred stock was converted to common stock on a one-for-one basis and the respective amount was reclassified to additional paid-in capital.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	September 30, 2021	December 31, 2020
Stock options and RSU’s outstanding under 2016 Stock Plan	31,942,058	24,576,859
Remaining shares available for future issuance under the 2016 plan	2,240,581	499,132
Remaining shares available for future issuance under the 2021 plan	66,535,304	—
Redeemable convertible preferred stock	—	332,764,215
Common stock warrants	28,783,333	758,515
Total common stock reserved	129,501,276	358,598,721

Restricted Stock

In 2017, the Company issued 829,727 shares of common stock under restricted stock purchase agreements, which allow the Company to repurchase the unvested shares of common stock if the stockholder ceases to provide services to the Company. The Company’s right to repurchase the stock lapses over ten years. As of September 30, 2021, and December 31, 2020, 484,871 and 547,101 shares of common stock, respectively, were subject to repurchase at a weighted average price of $0.029 per share and $0.1 million was recorded as a stock repurchase lability in early exercise stock option liabilities on the condensed consolidated balance sheets.

Common Stock Subject to Repurchase or Cancellation

At incorporation, the Company issued to its then parent entity (the “Former Parent”) 101,581,935 common stock and assumed the substantial majority of the Former Parent’s workforce. The common stock of the Company was issued to the Former Parent at a one-for-one ratio to the common stock of the Former Parent that were (i) 32,438,008 shares underlying the Former Parent’s common stock options previously issued to its employees (the “Former Parent Options”) at $0.006 per share exercise price, and (ii) 69,143,926 shares underlying restricted stock units issued by the Former Parent to the Company’s chief executive officer (the “Former Parent RSUs”). The Company’s common stock was issued to the Former Parent in order to achieve the economic effect whereby the then holders of the Former Parent’s common stock, stock options and restricted stock units would have ownership rights to an identical number of common stock of the Company as that to which they are entitled to with respect to the Former Parent’s common stock.

In November 2016 the Company and the Former Parent entered into a stock repurchase agreement with respect to the originally issued 101,581,935 common stock under which the Company would be entitled to repurchase at $0.006 per share or cancel the identical number of common stock issued to the Former Parent which becomes subject to repurchase or cancellation by the Former Parent under the Former Parent Options and Former Parent RSUs if such options and RSUs are unvested when an employee is terminated or vested options expire unexercised. At the time of the Company’s incorporation, 18,846,930 shares of common stock were issued by the Former Parent in respect of early exercises of the Former Parent Options, and 24,008,306 Former Parent RSU were unvested.

Note 12. Stock-based Compensation

2016 Stock Option and 2021 Option Plans

In November 2016, the Company’s Board of Directors adopted the 2016 Stock Option and Grant Plan (the “2016 Plan”) under which officers, employees, directors, consultants and other key persons of the Company or its affiliates may be granted incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”).

Under the 2016 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years. Incentive stock options ("ISOs") may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key persons.

Outstanding options generally vest over six years, contain a one-year cliff, are exercisable immediately and, upon early exercise, are subject to repurchase by the Company at the original exercise price. If an ISO is granted to an optionee who, at the time of grant, owns more than 10% of the voting power of all classes of capital stock, the term of the ISO is five years. Options issued under the 2016 Plan must be priced at no less than the fair value of the shares on the date of the grant provided, however, that the exercise price of an option granted to a 10% stockholder may not be less than 110% of the fair value of the shares on the date of grant. The Board of Directors determines the exercisability provisions of a stock option agreement at its sole discretion.

The fair value of the RSU’s granted under the 2016 Plan is determined by the Company’s Board of Directors on the date of grant. Generally, RSUs have six years vesting period and contractual terms of ten years.

On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). As of September 30, 2021, 66,535,304 shares were available for grant under the 2021 Plan. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company's Board of Directors. Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants.

On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of September 30, 2021, 6,653,530 shares were available for grant under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company's Board of Directors. Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower.

In May 2019, the Company cancelled 8,422,017 non-qualified employee stock options and subsequently re-issued incentive stock options and non-qualified employee stock options for the same total number of options. As part of the re-issuance, the exercise price for majority of shares was increased to fair market value, which the Company determined to be $0.20 per share. The original vesting terms were not changed. The Company accounted for this transaction as a stock option modification and calculated the fair value of the original options immediately prior to the modification and again after the modification occurred using the Black-Scholes option pricing model. The fair value of the modified options was less than the fair value of the original options immediately before the modification. As a result, no additional stock-based compensation was recognized.

The Company has also allowed certain option holders to exercise unvested options and stock purchase rights to purchase shares of common stock. Common stock received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares typically lapse over six years as the shares become vested.

Former Parent Plan

The Company concluded that the Former Parent Options and Former Parent RSUs represent in substance stock-based compensation awards of the Company (the “Former Parent Plan”) as they are designed to compensate the Company’s employees. As of September 30, 2021 and December 31, 2020, 343,604 and 2,104,350 common stock of the Company, respectively were subject to repurchase at $0.006 per share because they related to early exercises of Former Parent Options, and zero shares were subject to repurchase at $0.006 per share because related Former Parent RSUs were fully vested as of September 30, 2021 and December 31, 2020.

Other Stock-based Awards

In 2017, the Company issued 3,370,766 common stock options outside of the 2016 Option Plan. The options were fully exercised as of September 30, 2021 and December 31, 2020, and 2,106,729 and 2,359,536 shares of common stock, respectively, were subject to repurchase at a weighted average price of $0.029 per share and $0.1 million, was recorded as a stock repurchase liability in early exercised stock option liabilities on the condensed consolidated balance sheets.

The Company records stock-based compensation expense for stock options based on the estimated fair value of the options on the date of the grant using the Black-Scholes option-pricing model. The absence of a public market for the Company’s common stock requires the Company’s board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense by considering several objective and subjective factors, including contemporaneous third-party valuations, actual and forecasted operating and financial results, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the rights and preferences of common and convertible preferred stock, and transactions involving the Company’s common stock. The fair value of the Company’s common stock was determined in accordance with the applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Research and development expenses	$6,103	$1,704	$14,041	$4,054
Selling, general and administrative expenses	1,516	270	5,377	585
Total stock-based compensation expense	$7,619	$1,974	$19,418	$4,639

Note 13. Related Party Transactions

The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. These services include rental of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.3 million and $1.0 million during the three and nine months ended September 30, 2021 and $0.4 million and $1.2 million during the three and nine months ended September 30, 2020, respectively. The Company owed these vendors $0.1 million and $0.2 million as of September 30, 2021 and December 31, 2020, respectively.

In addition, during 2020 subsequent to deconsolidation of SummerBio (see Note 2), the Company entered into certain transactions with SummerBio. Expenses and related payments to SummerBio totaled $0.4 million $0.9 million during the three and nine months ended September 30, 2021 and nil during the three and nine months ended September 30, 2020, respectively. Total amounts due to SummerBio at September 30, 2021 and December 31, 2020 were nil and $0.1 million, respectively.

Note 14. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number shares of common stock outstanding for the period. Because the Company reported a net loss for the three and nine months ended September 30, 2021 and September 30, 2020, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(78,858)	$(28,028)	$(185,369)	$(80,265)
Denominator:
Weighted-average shares outstanding	385,560,732	104,760,660	203,536,351	102,103,326
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.27)	$(0.91)	$(0.79)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,	December 31,
	2021	2020
Redeemable convertible preferred stock	—	332,764,215
Common stock warrants	28,783,333	758,515
Unvested restricted stock awards	596,366	547,101
Unvested restricted stock units	10,154,074	—
Options to purchase common stock	21,787,984	24,576,859
Earnout shares	17,130,000	—
Total	78,451,757	358,646,690

Note 15. Subsequent Events

On October 25, 2021, the Company completed the transactions contemplated by the Reorganization Agreement dated as of October 25, 2021 (the “Reorganization Agreement”), by and among the Company, Joby Holdings, Inc., a Delaware corporation (“Joby Holdings”) and JA Holdings Acquisition Corp., a wholly owned subsidiary of the Company (“Holdings Merger Sub”) pursuant to which (a) the Holdings Merger Sub merged with and into Joby Holdings, and the separate corporate existence of Holdings Merger Sub ceased and Joby Holdings survived as a wholly owned subsidiary of the Company (the “First Merger”), and (b) immediately following the First Merger, Joby Holdings was merged with and into the Company, following which the separate corporate existence of Joby Holdings ceased and the Company continued as the surviving corporation (the “Second Merger” and, together with the First Merger, the “Joby Holdings Reorganization”).

Upon consummation of the Joby Holdings Reorganization, (a) each share of capital stock of Joby Holdings that was issued and outstanding immediately prior to the effective time of the First Merger (other than any Dissenting Shares, as defined in Reorganization Agreement) was cancelled and converted into a right to receive such a number of shares of common stock of the Company as set forth in the Reorganization Agreement (the “Joby Holdings Share Issuances”), and (b) immediately following the effective time of the Second Merger, each share of common stock of the Company held by Joby Holdings immediately prior to the Second Merger was cancelled and retired by the Company. As a result, an aggregate of 98,802,553 shares of the Company’s common stock held by Joby Holdings were cancelled and retired, and an aggregate of 98,357,200 shares of the Company’s common stock were issued to the prior stockholders of Joby Holdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical unaudited interim statements for the three and nine months ended September 30, 2021 and 2020, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q, The following discussion and analysis includes forward looking statements that involve risks and uncertainties. Please see the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”

Overview

We have spent more than a decade designing and testing a piloted all-electric aircraft that can take off and land vertically, while cruising like a traditional airplane. The aircraft is quiet when taking off, near silent when flying overhead and is designed to transport a pilot and four passengers at speeds of up to 200 mph, with a maximum range of 150 miles on a single charge. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With more than 1,000 successful test flights already completed, and the first electric vertical takeoff and landing (eVTOL) aircraft developer to receive a G-1 certification basis to date, we believe our aircraft will be the first of its kind to earn airworthiness certification from the Federal Aviation Administration (FAA).

We do not intend to sell these aircraft to third parties or individual consumers. Instead, we will manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver a convenient app-based aerial ridesharing service directly to end-users, beginning commercial passenger service in 2024. We believe this business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value.

Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of September 30, 2021, we had an accumulated deficit of $481.7 million. We have funded our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and the proceeds from the Merger described below.

The Merger

We completed the Merger on August 10, 2021. Legacy Joby survived and became a wholly owned subsidiary of RTP, which was renamed Joby Aviation, Inc.

The Merger is accounted for as a reverse capitalization in accordance with GAAP. Under this method of accounting, RTP is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Joby Aviation represent a continuation of the financial statements of Legacy Joby, with the Merger being treated as the equivalent of Joby Aviation issuing stock for the net assets of RTP, accompanied by a recapitalization. Operations prior to the Merger are presented as those of Joby Aviation. The Merger, which raised $1,067.9 million, has significantly impacted and will continue to significantly impact our capital structure and operating results, supporting our product development, manufacturing and commercialization.

As a result of becoming an SEC-registered and NYSE-listed company, we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

All shares and per share amounts of Legacy Joby for all presented periods have been retrospectively adjusted using the exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” for a further discussion of these considerations.

Development of the Urban Air Mobility market

Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the market for Urban Air Mobility (UAM) will be large, it remains undeveloped and there is no guarantee of future demand. We anticipate commercialization of our service beginning in 2024, and our business will require significant investment leading up to launching passenger services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.

We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist following the COVID pandemic. We anticipate initial operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.

Competition

We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; it is possible that our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing aerospace companies launch competing solutions in the markets in which we intend to operate and obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. In the event we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects.

Government Certification

We also announced that we have agreed to a “G-1” certification basis for our aircraft with the Federal Aviation Administration (“FAA”). This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. “G-1” outlines the criteria that need to be met in order for an aircraft to be certified for civil commercial operations, and reaching this milestone marks a key step on the way towards certifying any new aircraft in the U.S. Our aircraft will be certified in line with the FAA’s existing Part 23 requirements for Normal Category Airplanes, with special conditions introduced to address requirements specific to our unique aircraft. These special conditions, defined in the “G-1” document, are expected to be published in the U.S. Federal Register in 2021. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our aerial ridesharing service. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

Agility Prime

In December 2020, we became the first company to receive airworthiness approval for an eVTOL aircraft from the U.S. Air Force, and in the first quarter of 2021, we officially began on-base operations under contract pursuant to the U.S. Air Force’s Agility Prime program. Our multi-year relationship with the U.S. Air Force and other U.S. Government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In addition to the operational learnings, our existing contracts also provide for more than $40 million of payments through 2024 based upon full performance, and we are actively pursuing additional contracts and relationships that would further secure these on-base operations going forward. Our U.S. government contracting party may modify, curtail or terminate its contracts with us without prior notice and either at its convenience or for default based on performance, or may decline to accept performance or exercise subsequent option years. We may also be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or Department of Defense.

Impact of COVID-19

In December 2019, COVID-19 was first reported to the World Health Organization (“WHO”), and in January 2020, the WHO declared the outbreak to be a public health emergency. In March 2020, the WHO characterized COVID-19 as a pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain for manufacturers and suppliers, and has led to a decrease in the need of transportation services around the world.

As a result of the COVID-19 pandemic, we modified our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in meetings, events and conferences) and implemented additional safety protocols for essential workers. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. While the ultimate duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions and vaccine adoption, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown.

Fully-Integrated Business Model

Our business model to serve as a fully-integrated eVTOL transportation service provider includes multiple uncertainties. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our financial results are dependent on certifying and delivering aircraft on time and at a cost that supports returns at prices that sufficient numbers of customers are willing to pay based on value arising from time and efficiency savings from utilizing eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. The success of our business also is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, lightning, hail, known icing conditions and/or fog. Our inability to operate safely in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at skyports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation, costs of consulting, equipment and materials, depreciation and amortization and allocations of overhead, including rent, information technology costs and utilities. Research and development expenses are partially offset by payments we received in the form of government grants, including those received under the Agility Prime program.

We expect our research and development expenses to increase as we increase staffing to support aircraft engineering and software development, build aircraft prototypes, and continue to explore and develop next generation aircraft and technologies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal, human resource functions. Other costs include business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including allocated depreciation, rent, information technology costs and utilities.

Near term increases in selling, general and administrative expenses are expected to be related to hiring additional personnel and consultants to support our commercialization efforts and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other U.S. Securities and Exchange Commission (“SEC”) rules and regulations.

Investment in SummerBio, LLC

Following the outbreak of the COVID-19 pandemic, our management determined that certain previously developed technology that was accessible to us could be repurposed and applied to providing high-volume, rapid COVID-19 diagnostic testing. To enable the development and deployment of this technology, in May 2020, SummerBio, LLC (“SummerBio”) was established. SummerBio was 100% beneficially owned by us, and a fully consolidated subsidiary until August 24, 2020.

On August 24, 2020, SummerBio raised additional financing through issuing equity instruments to other investors and changed the structure of its board of directors, as a result of which we concluded that on August 24, 2020 we no longer had a controlling interest in SummerBio. We concluded that our retained interest in SummerBio should be accounted for under the equity method. Accordingly, we deconsolidated SummerBio, recognized our remaining investment in SummerBio as an equity investment at a fair value of $5.2 million, derecognized net liabilities of SummerBio of $1.7 million and recognized a gain on deconsolidation of $6.9 million, which is included in other income on the consolidated statement of operations for the year ended December 31, 2020. We recognized our share of earnings of SummerBio as income from equity method investment on the consolidated statement of operations for the total amount of $10.3 million and $19.2 million for the three and nine months ended September 30, 2021 and $0.3 million for the three and nine months ended September 30, 2020, respectively.

Transaction Expenses Related to Merger

Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger. Transaction costs related to the issuance of common shares were recognized in stockholders’ equity while costs allocated to the issuance of Earnout Shares were expensed in the condensed consolidated statements of operations upon the completion of the Merger on August 10, 2021.

Loss from changes in fair value of derivative liabilities

Derivative liabilities consist of publicly-traded warrants (“Public Warrants”), and private placement warrants issued to RTP (“Private Placement Warrants”) and Earnout Shares which are subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value adjustments for the outstanding derivative liabilities at the end of each reporting period.

Acquisition of Uber Elevate

On January 11, 2021, we completed the acquisition of a portion of Uber Technologies, Inc.’s (“Uber”) business that was dedicated to development of aerial ridesharing (“Uber Elevate”) in exchange for consideration in the form of 8,924,009 shares of Joby’s Series C redeemable convertible preferred stock. Concurrently with the acquisition of Uber Elevate, we issued to Uber a convertible note for the total principal amount of $75.0 million. Joby determined that the convertible note included a discount of approximately $0.5 million, which was attributable to the consideration transferred by Joby in this acquisition. Upon closing of the Merger, the unpaid principal amount of $75.0 million plus accrued and unpaid interest in the amount of $2.2 million was converted into 7,716,780 shares of common stock of Joby Aviation. Following the acquisition date, the results of operations of Uber Elevate are fully consolidated in our consolidated statement of operations.

Asset Acquisition

On April 6, 2021, we completed acquisition of an entity (the “acquiree”) engaged in the development of transportation technology with application to aviation, whereby we acquired all the outstanding shares of the acquiree in exchange for a total consideration consisting of (i) $5.0 million in cash, (ii) 774,385 shares of Legacy Joby Series C redeemable convertible preferred stock with the aggregate acquisition date fair value of $23.9 million. Upon closing of the acquisition, the acquiree’s former shareholders became our employees. The Series C Preferred shares issued to the former shareholders as part of the total consideration are subject to a six year quarterly vesting term, which is contingent of the continued employment of the former shareholders with the Company. We concluded that Series C Preferred shares are considered to be a part of the former shareholders’ postcombination compensation expense rather than part of purchase consideration. The Series C redeemable convertible preferred shares were converted into an equivalent number of shares of Legacy Joby common stock on a one-to-one basis immediately prior to the closing of the Merger.

The acquisition was accounted for as an asset acquisition. The purchase consideration of $5.0 million was allocated to the acquired in-process research and development (“IPR&D”) assets, $0.1 million was allocated to the acquired current liabilities and less than $0.1 million was allocated to the acquired current assets. We concluded that acquired IPR&D assets are to be used only in specific programs and have no alternative future use if such programs fail to result in a commercialized product. Therefore, the acquired IPR&D assets were immediately written off and reflected as part of research and development expenses in the condensed consolidated statement of operations.

In-Q-Tel Warrant

On March 19, 2021 we entered into a government grant contract with In-Q-Tel, an independent nonprofit corporation that partners with the U.S. intelligence and national security community, under which we receive payments from In-Q-Tel for reports on our aircraft's development progress and future services offering. Upon submission of certain specified deliverables, we will receive a total of $1.0 million from In-Q-Tel.

In connection with entering into the government grant contract with In-Q-Tel, Legacy Joby issued the In-Q-Tel Warrant for 68,649 shares of Legacy Joby Series C redeemable convertible preferred shares with an issuance date fair value of $0.6 million and recognized a respective deferred cost. The deferred cost will be amortized to research and development expenses as we earn the $1.0 million in government grants from In-Q-Tel. In connection with the closing of the Business Combination, the In-Q-Tel Warrant was exercised, on a cashless basis, for 68,629 shares of Series C redeemable convertible preferred stock issuable upon exercise of the warrant.

Interest and Other Income

Interest income consists primarily of interest earned on our cash and cash equivalents and investments in marketable securities.

Interest Expense

Interest expense consists primarily of the interest on our convertible notes, equipment finance leases and tenant improvement loans. Interest on convertible notes relates to convertible notes that converted into Series C redeemable convertible preferred shares in December 2019 and Series C redeemable convertible preferred notes issued to Uber in January 2021. Upon closing of the Merger, the unpaid principal amount of $75.0 million plus accrued and unpaid interest in the amount of $2.2 million was converted into 7,716,780 shares of common stock of Joby Aviation.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. Due to the level of historical losses, we maintain a valuation allowance against U.S. federal and state deferred tax assets as it has been concluded it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the three Months Ended September 30, 2020

The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended September 30,		Change
	2021	2020	($)	(%)
Operating expenses
Research and development	$52,092	$30,713	21,379	70%
Selling, general and administrative	15,607	5,515	10,092	183%
Total operating expenses	67,699	36,228	31,471	87%
Loss from operations	(67,699)	(36,228)	(31,471)	87%
Interest and other income, net	163	1,081	(918)	(85)%
Interest expense	(484)	(65)	(419)	645%
Income (loss) from equity method investment	10,331	286	10,045	n.m.
Gain on disposal of subsidiary	—	6,904	(6,904)	(100)%
Transaction expenses related to Merger	(9,015)	—	(9,015)	(100)%
Loss from changes in fair value of derivative liabilities	(11,489)	—	(11,489)	(100)%
Convertible note extinguishment loss	(665)	—	(665)	(100)%
Total other income (loss)	(11,159)	8,206	(19,365)	236%
Loss before income taxes	(78,858)	(28,022)	(50,836)	181%
Income tax expenses	—	6	(6)	100%
Net loss	$(78,858)	$(28,028)	(50,830)	181%

* n.m. marks changes that are not meaningful.

Research and Development Expenses

Research and development increased by $21.4 million, or 70%, to $52.1 million during the three months ended September 30, 2021 from $30.7 million during the three months ended September 30, 2020. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased materials used in prototype development and testing. These increases were offset partially by government research and development grants earned through increased operations as part of our Department of Defense contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.1 million, or 183%, to $15.6 million during the three months ended September 30, 2021 from $5.5 million during the three months ended September 30, 2020. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services costs related to legal, accounting and recruiting support.

Interest and Other Income

Interest and other income decreased by $0.9 million, or 86%, to $0.1 million during the three months ended September 30, 2021 from $1.0 million during the three months ended September 30, 2020, driven mainly by the decline in interest rates on our short-term investments and bank deposits.

Interest Expense

Interest expenses increased by $0.4 million, or 645%, to $0.5 million during the three months ended September 30, 2021 from $0.1 million during the three months ended September 30, 2020 due to the interest expense on the convertible notes issued in January 2021 to Uber.

Income from Equity Method Investment and Gain on Disposal of Subsidiary

Upon deconsolidation of SummerBio in August 2020, we recognized our retained interest in SummerBio as an equity method investment at fair value, which resulted in recognizing a gain of $6.9 million during 2020. In addition, following deconsolidation of SummerBio, income from equity method investment increased $10.0 million to $10.3 million during the three months ended September 30, 2021 from $0.3 million during the three months ended September 30, 2020, reflecting Summerbio's increased COVID testing volume.

Transaction Expenses Related to Merger

During the three months ended September 30, 2021, we recorded Merger transaction expenses of $9.0 million in relation to banking, legal and other professional fees allocated to Earnout Shares issuance.

Loss from Changes in Fair Value of Derivative Liabilities

Loss from the change in the fair value of derivative liabilities was $11.5 million for the three months ended September 30, 2021, compared to nil for the three months ended September 30, 2020, due to re-measurement of the derivative liabilities to their fair value as of September 30, 2021, reflecting the change in fair value of our public and private warrants and fair value of earn-out shares associated with our common stock between the Closing Date and September 30, 2021.

Convertible Notes Extinguishment Loss

Loss on conversion of convertible notes was $0.6 million for the three months ended September 30, 2021, compared to nil for the three months ended September 30, 2020, due to the settlement of the convertible promissory notes upon conversion of the notes into shares of Series C redeemable convertible preferred stock in August 2021 immediately prior to the conversion of Series C redeemable convertible preferred stock into common stock in connection with the completion of the Merger on August 10, 2021.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
Operating expenses
Research and development	$140,310	$76,940	63,370	82%
Selling, general and administrative	41,587	15,112	26,475	175%
Total operating expenses	181,897	92,052	89,845	98%
Loss from operations	(181,897)	(92,052)	(89,845)	98%
Interest and other income	872	4,813	(3,941)	(82)%
Interest expense	(2,388)	(193)	(2,195)	n.m.
Income from equity method investment	19,222	286	18,936	n.m.
Gain on disposal of subsidiary	—	6,904	(6,904)	(100)%
Transaction expenses related to Merger	(9,015)	—	(9,015)	(100)%
Loss from changes in fair value of derivative liabilities	(11,489)	—	(11,489)	(100)%
Convertible note extinguishment loss	(665)	—	(665)	(100)%
Total other income (loss)	(3,463)	11,810	(15,273)	(129)%
Loss before income taxes	(185,360)	(80,242)	(105,118)	131%
Income tax expenses	9	23	(14)	(61)%
Net loss	$(185,369)	$(80,265)	(105,104)	131%

* n.m. marks changes that are not meaningful .

Research and Development Expenses

Research and development expenses increased by $63.4 million, or 82%, to 140.3 million during the nine months ended September 30, 2021 from $76.9 million during the nine months ended September 30, 2020. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification as well as increased materials used in prototype development and testing. These increases were partially offset by government research and development grants earned through increased operations as part of our Department of Defense contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $26.5 million, or 175%, to $41.6 million during the nine months ended September 30, 2021 from $15.1 million during the nine months ended September 30, 2020. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.

Interest and Other Income

Interest income decreased by $3.9 million, or 82%, to $0.9 million during the nine months ended September 30, 2021 from $4.8 million during the nine months ended September 30, 2020, driven mainly by the decline in interest rates on our short-term investments and bank deposits.

Interest Expense

Interest expenses increased by $2.2 million, to $2.4 million during the nine months ended September 30, 2021 from $0.2 million during the nine months ended September 30, 2020 due to the interest expense on the convertible notes issued in January 2021 to Uber.

Income from Equity Method Investment and Gain on Disposal of Subsidiary

Upon deconsolidation of SummerBio in August 2020, we recognized our retained interest in SummerBio as an equity method investment at fair value, which resulted in recognizing a gain of $6.9 million during 2020. In addition, following deconsolidation of SummerBio, income from equity method investment increased $18.9 million to $19.2 million during the nine months ended September 30, 2021 from $0.3 million during the nine months ended September 30, 2020, reflecting Summerbio's increased COVID testing.

Transaction Expenses Related to Merger

During the nine months ended September 30, 2021, we recorded Merger transaction expenses of $9.0 million in relation to banking, legal and other professional fees allocated to Earnout Shares issuance.

Loss from Changes in Fair Value of Derivative Liabilities

Loss from the change in the fair value of derivative liabilities was $11.5 million for the nine months ended September 30, 2021, compared to nil for the nine months ended September 30, 2020, due to re-measurement of the derivative liabilities to their fair value as of September 30, 2021, reflecting the change in fair value of our public and private warrants and fair value of earn-out shares associated with our common stock between the Closing Date and September 30, 2021.

Convertible Notes Extinguishment Loss

Loss on conversion of convertible notes was $0.6 million for the nine months ended September 30, 2021, compared to nil for the nine months ended September 30, 2020, due to the settlement of the convertible promissory notes upon conversion of the notes into shares of Series C redeemable convertible preferred stock in August 2021 immediately prior to the conversion of Series C redeemable convertible preferred stock into common stock in connection with the completion of the Merger on August 10, 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of redeemable convertible preferred stock and convertible notes. From inception through September 30, 2021, we raised net proceeds of $1,067.9 million from the Merger and $843.3 million from the issuances of Legacy Joby's redeemable convertible preferred stock and convertible notes. As of September 30, 2021, we had cash, cash equivalents and restricted cash of $1,017.3 million and short-term investment in marketable securities of $346.0 million. Restricted cash, totaling $0.8 million, reflects a security deposit on leased facilities. We believe that our cash on hand will satisfy our working capital and capital requirements for at least the next twelve months from the date on which our consolidated financial statements were available to be issued.

Long-Term Liquidity Requirements

We expect our cash and cash equivalents on hand together with the cash we anticipate to generate from future operations will provide sufficient funding to support us through to initial commercialization. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

Our principal uses of cash in recent periods were to fund our research and development activities and personnel cost. We estimate near-term capital expenditures through 2024, leading to initial commercialization, to total approximately $850-$900 million. This will primarily include spending on manufacturing facilities, ramping up production and supporting production certification, scaled manufacturing operations for commercialization, operations infrastructure and skyport development, pilot training facilities and production of aircrafts. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies, which could require us to seek additional equity or debt financing. In the event that we require additional financing we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our investments in production operations, the pace of our production ramp-up, infrastructure investments in skyports, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
Net cash (used in) provided by:
Operating activities	$(147,006)	$(75,574)	(71,432)	95%
Investing activities	(7,309)	(435,968)	428,659	(98)%
Financing activities	1,093,543	69,095	1,024,448	1,483%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$939,228	$(442,447)	1,381,675	(312)%

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $147.0 million, consisting primarily of a net loss of $185.4 million, adjusted for non-cash items and statement of operations impact from financing activities which included $19.4 million stock-based compensation expense, a $11.5 million depreciation and amortization expense, $10.2 million loss for fair value of warrants, $9.0 million for allocated merger transaction costs, $5.0 million write-off of acquired in-process research and development assets, $5.8 million other noncash compensation expense, $3.9 million net accretion and amortization of our investments in marketable securities, $2.2 million non-cash interest expense, and $1.4 million loss for fair value of Earnout Shares Liability, partially offset by $9.2 million increase in income from equity method investment, and an increase in our net working capital of $21.5 million, reflecting primarily increased prepaid expenses for D&O insurance.

Net cash used in operating activities for the nine months ended September 30, 2020 was $75.6 million, consisting primarily of a net loss of $81.0 million, adjusted for non-cash items which included a $5.2 million depreciation and amortization expense, $4.6 million stock-based compensation expense, $0.4 million net accretion and amortization of our investments in marketable securities, partially offset by $7.2 million gain related to the Summerbio deconsolidation and equity method investment and a decrease in our net working capital of $1.7 million, primarily related to the deconsolidation of Summerbio.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was primarily due to purchases of marketable securities of $336.9 million, purchases of property and equipment of $20.7 million, and acquisition of assets of $5.0 million, partially offset by proceeds from the sales of marketable securities of $47.1 million and proceeds from maturities of marketable securities of $308.1 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was primarily due to purchases of marketable securities of $583.2 million and purchases of property and equipment of $17.7 million partially offset by proceeds from the sales of marketable securities of $11.1 million and proceeds from maturities of marketable securities of $154.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to proceeds from the Merger of $1,067.9 million and issuance of a convertible note to Uber for a net amount of $75.0 million, $1.0 million from exercise of stock options and stock purchase rights, and $0.2 million from issuance preferred stock warrants, partially offset by payments for deferred offering costs of $49.7 million, $0.6 million capital lease obligations and repayment of tenant improvement loan of $0.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to proceeds from the issuance of Series C redeemable convertible preferred shares for a net amount of $69.9 million, partially offset by payments on a capital lease obligation of $0.5 million and repayment of a tenant improvement loan of $0.3 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies and estimates to be critical to the preparation of our consolidated financial statements.

Stock-Based Compensation

We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation, and account for forfeitures as they occur. We selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.

Expected volatility - Prior to the Merger, since we were not a publicly traded Company, the expected volatility for our stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards.

Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Expected dividend yield - The expected dividend rate is zero as we currently have no history or expectation of declaring dividends on our common stock.

Expected term - The expected term represents the period these stock awards are expected to remain outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.

Fair Value of Common Stock

Prior to the Merger on August 10, 2021, the fair value of our common stock was determined by the board of directors with assistance from management and, in part, on input from an independent third-party valuation firm. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock prior to the Merger.

Given the absence of a public trading market of our common stock prior to the Merger, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (“Practice Aid”), our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•
contemporaneous valuations of our common stock performed by independent third-party specialists;
•
the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•
the prices paid for common or convertible preferred stock sold to third-party investors by us and prices paid in secondary transactions for shares repurchased by us in arm’s-length transactions, including any tender offers, if any;
•
the lack of marketability inherent in our common stock;
•
our actual operating and financial performance;
•
our current business conditions and projections;
•
the hiring of key personnel and the experience of our management;
•
the history of the company and the introduction of new products;
•
our stage of development;
•
the likelihood of achieving a liquidity event, such as an initial public offering (IPO), a merger, or acquisition of our company given prevailing market conditions;
•
the operational and financial performance of comparable publicly traded companies; and
•
the U.S. and global capital market conditions and overall economic conditions.

In valuing Legacy Joby common stock, the fair value of our business was determined using various valuation methods, including combinations of income, market and cost approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate that is derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. Based on our early stage of development and other relevant factors, we determined that the Option Pricing Method (“OPM”) was the most appropriate method for allocating our enterprise value to determine the estimated fair value of Legacy Joby common stock. OPM uses option theory to value the various classes of a company’s securities in light of their respective claims to the enterprise value. Total stockholders’ equity value is allocated to the various share classes based upon their respective claims on a series of call options with strike prices at various value levels depending upon the rights and preferences of each class. A Black-Scholes closed form option pricing model is typically employed in this analysis, with an option term assumption that is consistent with Management’s expected time to a liquidity event and a volatility assumption based on the estimated stock price volatility of a peer group of comparable public companies over a similar term.

In determining the estimated fair value of Legacy Joby common stock, our board of directors also considered the fact that our stockholders could not freely trade Legacy Joby common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of Legacy Joby common stock based on the weighted-average expected time to liquidity. The estimated fair value of Legacy Joby common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

Application of these approaches and methodologies involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable public companies and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Legacy Joby common stock. Following the Merger, it will not be necessary to determine the fair value of Joby Aviation common stock as the shares will be traded in a public market.

Changes in the Estimated Fair Value of Legacy Joby Common Stock During the Periods Presented

Below we present a discussion regarding material differences between the valuations used to determine the pre-merger fair value of our common stock relative to the fair value implied by the Merger.

Valuation History - In April 2020 and September 2020, Legacy Joby's common stock fair value was determined to be $2.92 per share and $4.86 per share, respectively.

In 2020, the Legacy Joby common stock price increased mainly due to gradual improvements we made in research and development. In 2020, we entered into a strategic partnership with Toyota, whose partnership brings scaled manufacturing experience and quality to our operations. Further in 2020, to our knowledge, we became the first company that has agreed to a G-1 certification basis for aircraft with the Federal Aviation Administration (“FAA”). In addition, we received the U.S. Air Force’s first military airworthiness approval for an eVTOL passenger aircraft.

Beginning in December 2020, we started to investigate entering into a transaction with a SPAC. From December 2020 through January 2021, there were initial SPAC meetings, and a non-binding LOI was executed on January 22, 2021. The LOI set forth the basic terms of a potential transaction between Legacy Joby and RTP, contemplating a pre-money equity value of $5,000.0 million for Legacy Joby as well as a PIPE Investment of between $310 million and $510 million in the aggregate, subject to finalization of due diligence, negotiation and execution of definitive agreements, and obtention of sufficient commitments from PIPE Investors. On January 11 2021, in connection with the acquisition of Uber Elevate, we performed a 409A valuation of Legacy Joby common stock, which was determined to be $8.23 per share.

On February 23, 2021 we entered into the Merger Agreement with RTP. The fair value of our common stock implied in the Merger Agreement at the close of the transaction was estimated at approximately $9.84 per share. On February 23, 2021, we performed a 409A valuation of Legacy Joby common stock, which was determined to be $8.60 per share. Subsequently, on June 14, 2021 we performed a 409A valuation of Legacy Joby common stock, which was determined to be $8.97 per share.

Below is the summary of 409A valuation reports performed during 2020 and 2021.

409A Valuation Date	Common Stock Fair Value
12/23/2019 (1)	$2.28
4/20/2020 (2)	$2.92
9/30/2020 (2)	$4.86
1/11/2021 (3)	$8.23
2/23/2021 (4)	$8.60
6/14/2021 (5)	$8.97

(1) For the December 2019 409A valuation, we applied a market-based valuation approach to determine the common stock fair value. To arrive at the fair value of common stock, Legacy Joby assigned 100% weighting to OPM.

(2) For the April 2020 and September 2020 409A valuations, we applied valuation methods that relied on a continuing operations scenario approach, whereby during the periods discussed above, the time to liquidity was approximately two to two and half years, as adjusted as appropriate depending on the valuation date.

(3) With the signing of the LOI with a SPAC on January 22, 2021, we adjusted our valuation assumptions in the January 11, 2021 409A valuation report. Specifically, beginning with the January 11, 2021 409A valuation, we utilized a combination approach relying on (1) a continued operations scenario and (2) a transaction scenario, which we described as the hybrid method (the “Hybrid Method”). The Hybrid Method is appropriate for a company expecting a near term liquidity event, but where, due to market or other factors, the likelihood of completing the liquidity event is uncertain. The Hybrid Method is also appropriate when various possible future outcomes are assumed by management. The Hybrid Method considers a company’s going concern nature, stage of development and the company’s ability to forecast near and long-term future liquidity scenarios. The Hybrid Method was deemed the most appropriate due to the execution of the LOI. The outcomes of each scenario are assigned a probability, and a future equity value under each outcome is then estimated.

A discussion of the two scenarios used in the Hybrid Method as of January 11, 2021 is as follows:

Continuing Operations Scenario:

Under the continuing operations scenario (the “Continuing Operations Scenario”), we utilized an income approach to estimate the enterprise value of Legacy Joby and the option pricing model to allocate the resulting enterprise value to the various classes of securities of Legacy Joby, resulting in a per share value of $7.83 per common share, prior to a discount for the lack of marketability (“DLOM”) being applied. The OPM assumptions included a time to liquidity event of two years and a volatility of 71.2%. The term considers the need for additional capital in this scenario. A DLOM of 22.5% was applied based on various put option models assuming a term of two years and a common stock volatility of 78.7% resulting in a per common share value of $6.07 at January 11, 2021 under the Continuing Operations Scenario.

Transaction Scenario:

Under the transaction scenario (the “Transaction Scenario”), we assumed a pre-money equity value of $5,000.0 million, which resulted in a per share value of $9.79 per common share, prior to a discount for the lack of marketability being applied. A DLOM of 8.5% was applied based on various put option models assuming a term of four months and overall company volatility of 66.1% as well as a present value factor of 10.5% based on the same term, resulting in a per common share value of $8.96 at January 2021 under the Transaction Scenario.

The application of the Hybrid Method resulted in a per common share value of $8.23 at January 11, 2021. Such value was derived based on a weighted average value assigned to the Continuing Operations Scenario at $6.07 (25%) and Transaction Scenario at $8.96 (75%). The weightings reflected the uncertainty regarding the potential transaction between us and RTP, taking into account the non-binding nature of the LOI and the preliminary stage of the due diligence and PIPE Investment processes. We entered into the Merger Agreement with RTP on February 23, 2021, at which point we believed the likelihood of the consummation of the Merger increased significantly.

(4) In performing the February 23, 2021 409A valuation, we utilized the same methodology and approach as for the January 11, 2021 409A valuation, with the exception of the following updates to the assumptions and inputs:

Continuing Operations Scenario:

We utilized an income approach to estimate the enterprise value of Legacy Joby and the option pricing model to allocate the resulting enterprise value to the various classes of securities of Legacy Joby, resulting in a per share value of $7.99 per common share, prior to a discount for the lack of marketability (“DLOM”) being applied. The OPM assumptions included a time to liquidity event of 1.85 years and a volatility of 72.6%. The term considers the need for additional capital in this scenario. A DLOM of 22.5% was applied based on various put option models assuming a term of two years and a common stock volatility of 80.1% resulting in a per common share value of $6.17 at February 23, 2021 under the Continuing Operations Scenario.

Transaction Scenario:

We assumed a pre-money equity value of $5,000.0 million, which resulted in a per share value of $9.63 per common share, prior to a discount for the lack of marketability being applied. A DLOM of 8.0% was applied based on various put option models assuming a term of four months and overall company volatility of 58.8% as well as a present value factor of 10.5% based on the same term, resulting in a per common share value of $8.86 at February 23, 2021.

The application of the Hybrid Method resulted in a per common share value of $8.60 at February 23, 2021. Such value was derived based on a weighted average value assigned to the Continuing Operations Scenario at $6.17 (10%) and Transaction Scenario at $8.86 (90%). The weightings reflected the decreased uncertainty regarding the potential transaction between us and RTP as compared to the January 11, 2021 valuation, taking into account the signing of the Merger Agreement with RTP on February 23, 2021, at which point we believed the likelihood of the consummation of the Merger increased significantly.

(5) In performing the June 14, 2021 409A valuation, we utilized the same methodology and approach as for the February 23, 2021 409A valuations, with the exception of the following updates to the assumptions and inputs:

Continuing Operations Scenario:

We utilized an income approach to estimate the enterprise value of Legacy Joby and the option pricing model to allocate the resulting enterprise value to the various classes of securities of Legacy Joby, resulting in a per share value of $8.40 per common share, prior to a discount for the lack of marketability (“DLOM”) being applied. The OPM assumptions included a time to liquidity event of 1.55 years and a volatility of 76.2%. The term considers the need for additional capital in this scenario. A DLOM of 21.5% was applied based on various put option models assuming a term of 1.55 years and a common stock volatility of 83.5% resulting in a per common share value of $6.60 at June 14, 2021 under the Continuing Operations Scenario.

Transaction Scenario

We assumed a pre-money equity value of $4,860.0 million, which resulted in a per share value of $9.72 per common share, prior to a discount for the lack of marketability being applied. A DLOM of 5.0% was applied based on various put option models assuming a term of 49 days and overall company volatility of 60.2% as well as a present value factor of 10.5% based on the same term, resulting in a per common share value of $9.24 at June 14, 2021.

The application of the Hybrid Method resulted in a per common share value of $8.97 at June 14, 2021. Such value was derived based on a weighted average value assigned to the Continuing Operations Scenario at $6.60 (10%) and Transaction Scenario at $9.24 (90%). The weightings reflected the decreased uncertainty regarding the potential transaction between us and RTP as compared to the January 11, 2021 valuation, taking into account the signing of the Merger Agreement with RTP on February 23, 2021, at which point we believed the likelihood of the consummation of the Merger increased significantly.

Impact on Measurement of Share-based Payment Awards - We granted approximately 14.3 million options during the year ended December 31, 2020. During the nine months ended on September 30, 2021, we granted approximately 10.6 million restricted stock units. The following chart reflects the date of the grant, the number of awards granted, and the fair value of the underlying common stock used to value such awards for accounting purposes. Such awards were measured at fair value on the date of grant.

Date of Option Grant	Number of Options Granted	Number of RSUs granted	Fair Value of common stock
2/10/2020	129,644	—	$2.54
4/20/2020	6,004,285	—	$2.92
6/23/2020	1,035,430	—	$3.68
9/3/2020	1,159,716	—	$4.54
11/10/2020	3,419,772	—	$6.20
12/18/2020	2,542,263	—	$7.45
12/26/2020	13,047	—	$7.71
1/19/2021	—	3,885,684	$8.30
2/23/2021	—	3,330,293	$8.60
4/5/2021	—	1,219,553	$8.73
6/14/2021	—	2,167,700	$8.97

To evaluate the fair value of the underlying shares for grants taking place on dates between the dates of any two independent valuations, a linear interpolation framework was used to evaluate the fair value of the underlying shares granted between such two valuation dates. We determined that a linear interpolation was appropriate as there were no material changes in our business, research and development activities, cost structure or financial condition in the intervening period. Other than the non-binding LOI, which was not signed between us and RTP until January 22, 2021, there were no material transactions during the intervening period that would impact our valuation.

Accounting for Long-Lived Assets

In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values, and the potential for impairment. In estimating useful lives and residual values of our property and equipment, we have relied upon actual industry experience with the same or similar property and equipment types and our anticipated utilization of the property and equipment. Changing market prices of new and used property and equipment, government regulations, and changes in our maintenance program or operations could result in changes to these estimates.

Our long-lived assets are evaluated for impairment when events and circumstances indicate the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value, or changes in technology.

To determine if impairment exists for our property and equipment used in operations, we group our property and equipment by type (the lowest level for which there are identifiable cash flows) and then estimate their future cash flows based on projections of capacity, asset age, maintenance requirements, and other relevant conditions. An impairment occurs when the sum of the estimated undiscounted future cash flows are less than the aggregate carrying value of the assets. The impairment loss recognized is the amount by which the assets' carrying value exceeds its estimated fair value. We estimate our property and equipment's fair value using third party valuations which consider the effects of the current market environment, age of the assets, and marketability.

We have not identified any events and circumstances that would indicate that our long-lived assets may be impaired. Accordingly, we have not recorded any impairment charge our existing property and equipment during the nine months ended September 30, 2021.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the "Securities Act") or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Reinvent is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of this extended transition period,

We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company and (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act: (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Quantitative and Qualitative Disclosures About Market Risk

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,363.2 million as of September 30, 2021. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.

Foreign Currency Risk

We are not exposed to significant foreign currency risks related to our operating expenses as our foreign operations are not material to our consolidated financial statements.

Item 4. Controls and Procedures.

Management’s Evaluation of Our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of a sufficient full-time accounting personnel with deep technical accounting knowledge to execute, review and approve all aspects of the financial statement close and reporting process. This material weakness may not allow for us to have proper segregation of duties and the ability to close our books and records and report our results, including required disclosures, on a timely basis.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the material weakness, primarily by implementing additional review procedures within our accounting and finance department, hiring additional staff, designing more robust processes and controls and, if appropriate, engaging external accounting experts to supplement our internal resources in our computation and review processes.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial and accounting officer, believe that the condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see the section titled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-260608), filed with the SEC on October 29, 2021. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider material, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Joby Aviation, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4/A (File No. 333-254988) filed on July 6, 2021).

3.2	Bylaws of Joby Aviation, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4/A (File No. 333-254988) filed on July 6, 2021).
4.1

Warrant Agreement, dated as of September 16, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on September 21, 2020).

4.1(a)

Form of Amendment to the Warrant Agreement, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 (File No. 333-254988) filed on July 6, 2021).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed by the Company on September 21, 2020).
10.1

Amended and Restated Registration Rights Agreement, dated August 10, 2021, by and among Joby Aviation, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, as amended, filed by the Company on August 16, 2021).

10.2	Form of Majority Company Equityholders Lock-Up Agreement (incorporated by reference to Exhibit 10.20(a) to the Current Report on Form 8-K, as amended, filed by the Company on August 16, 2021).
10.3	Form of Other Company Equityholders Lock-Up Agreement (incorporated by reference to Exhibit 10.20(b) to the Current Report on Form 8-K, as amended, filed by the Company on August 16, 2021).
10.4	Joby Aviation, Inc. 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K, as amended, filed by the Company on August 16, 2021).
10.5	Form of Stock Option Agreement (included in Exhibit 10.4).
10.6	Form of Restricted Stock Unit Award Agreement (included in Exhibit 10.4).
10.7	Joby Aviation, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K, as amended, filed by the Company on August 16, 2021).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K, as amended, filed by the Company on August 16, 2021).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Joby Aviation, Inc.

Date: November 12, 2021	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: November 12, 2021	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer