Form 10-K
period 2021-12-31
Joby Aviation, Inc.
filed 2022-03-28
CIK 1819848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-K

___________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-39463

___________________________________

Joby Aviation, Inc.

(Exact name of registrant as specified in its charter)

___________________________________

Delaware	98-1548118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2155 Delaware Avenue, Suite #225 Santa Cruz, CA	95060
(Address of Principal Executive Offices)	(Zip Code)

(831) 426-3733

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	JOBY	New York Stock Exchange
Warrants to purchase common stock	JOBY WS	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Reinvent Technology Partners ("RTP"), our predecessor, on June 30, 2021, based on the closing price for shares of RTP's Class A ordinary shares as reported by the New York Stock Exchange, was approximately $688,620,000. Shares of RTP's Class B ordinary shares beneficially owned by each executive officer, director, and holder of more than 10% of RTP's Class A or Class B ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

The registrant had outstanding 605,796,764 shares of common stock as of March 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant's Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

Part I

Special Note Regarding Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1034, as amended. Forward-looking statements include, without limitation, statements regarding the future financial position, business strategy and plans and objectives of management of Joby Aviation, Inc. (the “Company,” “we,” “us” or “our”). These statements constitute projections and forecasts and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties including those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission. These risks and uncertainties may cause actual results or performance to differ materially from the expectations expressed or implied. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Market and Industry Data

This Annual Report includes industry and market data obtained from periodic industry publications, third-party surveys and studies, including from McKinsey & Company, Booz Allen Hamilton and government and industry sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the industry and market data to be reliable as of the date of this Annual Report, this information could prove to be inaccurate. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. Each publication, study and report speaks as of its original publication date (and not as of the date of this Annual Report). Certain of these publications, studies and reports were published before the COVID-19 pandemic and therefore do not reflect any impact of COVID-19 on any specific market. In addition, we do not know all of the assumptions regarding general economic conditions or growth that were used in preparing the forecasts from the sources replied upon or cited herein.

Item 1. Business

Overview

Our vision is to save a billion people an hour every day by delivering a new form of clean and quiet aerial transportation. Building on recent advancements in energy storage, microelectronics and software, we’re developing an all-electric aircraft that will transport a pilot and four passengers at speeds of up to 200 mph, while also having the ability to takeoff and land vertically. We have been working towards this vision for 10 years, including significant prototyping and development. This is not an easy journey. The journey to create a new industry and transform the way people travel will be filled with unexpected challenges. At this time, we are testing prototype aircraft and refining designs to meet the demanding standards that we have set out to deliver. We are also embarking on aircraft certification and developing production processes to adhere to the guidelines of the Federal Aviation Administration (“FAA”) . While we have agreed with the FAA on the basis for our type certification through the G-1 issue paper, we still are in the process of testing and refining our designs to achieve our FAA type and production certifications that will be required to commercialize operations. This process is expected to continue through at least 2023. Successfully operating a commercial service will also require having a Part 135 operating license, which we are in the process of developing the standards, procedures and training to support. We are also developing, testing and refining our processes for each step of component and aircraft production to support scaling effectively to supply required aircraft for service.

We intend to operate our aircraft on journeys of 5 to 150 miles, providing rapid and cost-effective connections between cities and their surrounding areas. Compared to traditional ground-based infrastructure such as road and rail, aerial ridesharing networks can be set up rapidly, and at a significantly lower cost, enabling us to provide a sustainable solution to today’s dual challenges of congestion and climate change.

By combining the freedom of air travel with the efficiency of our aircraft, we expect to deliver journeys that are up to 5 times faster than driving, and it is our goal to steadily drive down end-user pricing in the years following commercial launch to make the service widely accessible.

Our aircraft has been specifically designed to achieve a considerably lower noise footprint than that of today’s conventional aircraft or helicopters. It is quiet at takeoff and near silent when flying overhead, which we anticipate will allow us to operate from new skyport locations nearer to where people live and work, in addition to utilizing the more than 5,000 heliport and airport infrastructure facilities already in existence in the U.S. alone.

To date, we have completed more than 1,000 test flights and believe we are the first electric vertical takeoff and landing (“eVTOL”) developer to have agreed to a signed, stage 4 G-1 certification basis from the FAA. We believe our aircraft will be the first of its kind to earn the airworthiness certification required to start commercial operations.

We do not intend to sell these aircraft to independent third parties or individual consumers. Instead, we will manufacture, own and operate our aircraft ourselves, or with partners, building a vertically integrated transportation company that will deliver a convenient app-based aerial ridesharing service directly to end-users. We believe this business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. To de-risk this ambitious model, we have established partnerships with leading companies such as Toyota and Uber as well as government agencies such as the U.S. Air Force.

The emerging Urban Air Mobility (“UAM”) annual market value is projected to exceed $500 billion in the U.S. alone according to Booz Allen Hamilton’s 2018 Urban Air Mobility Market Study. By leveraging our vertically integrated business model, technological differentiation and best-in-class strategic relationships, we believe we have an historic opportunity to define a new market for sustainable daily mobility, enabling people to rethink the way they move in and around metropolitan areas and the rural communities that surround them.

Joby Aero, Inc. (“Legacy Joby”) was incorporated in Delaware on November 21, 2016. In August 2021, Legacy Joby and Reinvent Technology Partners, a Cayman Islands exempted company and special purpose acquisition company (“RTP”), completed a merger and other transactions pursuant to which a subsidiary of RTP was merged with and into Legacy Joby and Legacy Joby survived as a wholly owned subsidiary of RTP. In connection with the transactions, Legacy Joby changed its name to Joby Aviation, Inc. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” for more information.

Our principal executive office is located at 2155 Delaware Avenue, Suite #225, Santa Cruz, CA 95060. Our telephone number is (831) 426-3733. Our website address is www.jobyaviation.com. The U.S. Securities and Exchange Commission (“SEC”) maintains a website at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, all of our SEC filings on our website at ir.jobyaviation.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on any of the websites referenced in this Annual Report on Form 10-K are not part of or incorporated by reference into this or any other report we file with or furnish to the SEC.

The Emerging Urban Air Mobility Market

Ground-Based Transportation Networks are Under Strain

Population growth and urbanization are powerful megatrends that are stretching ground-based transportation infrastructure to its limits. Today, more than fifty percent of the world’s 7.8 billion people live in urban areas.

The top ten megacities alone are home to more than 300 million inhabitants, and the United Nations (“UN”) predicts that by 2050 the world’s urban population will grow by an additional 2.5 billion people. We expect these multi-decade and multi-century trends to continue post-COVID-19 pandemic. Transportation is the life-blood of urban areas, and population growth combined with increased urbanization will continue to push this infrastructure to the brink.

According to recent research, the cost of traffic congestion to the U.S. economy alone was more than $190 billion in 2019. The same study found that, in the top 15 metro areas alone, automobile commuters spent an aggregate of 4.69 billion hours per year in traffic congestion and burned an extra 1.83 billion gallons of fuel.

Expanding ground-based networks to address congestion and move people cost-effectively through cities has become increasingly difficult, if not impossible. The cost of transportation infrastructure has consistently outpaced inflation over the past fifty years, putting an ever-increasing strain on national, regional and municipal budgets. New light rail lines cost more than $100 million per mile in the U.S. and routinely exceed twice that number. A new four-lane freeway in an urban area can exceed $250 million per mile, and moving beneath the surface to expand our subway networks is even more expensive, with new subway lines typically costing nearly a $1 billion per mile or more. These ground-based networks can’t scale efficiently, and the costs are prohibitive. We believe that cities need a new, sustainable mobility solution.

Extending the Electrification of Transportation to the Skies

Developing sustainable mobility solutions has never been more needed given the threat that climate change poses to our communities and to our planet. According to the U.S. Environmental Protection Agency (“EPA”), the top source of CO2 emissions in the U.S. is the transportation sector. Any solution to current and future transportation demands must embrace sustainability.

Over the past two decades, improvements in lithium-ion batteries and power electronics alongside the ever-increasing performance of microelectronics have enabled the development and deployment of new sustainable energy and transportation solutions. The success of electric ground vehicles have fueled continued investments in improving these technologies. Battery energy densities, in particular, have improved enough that application to aviation is now practical.

We expect the electrification of transportation to accelerate and extend to the skies in the decade ahead, representing a bright spot where technology, economy and sustainability converge. Applying electrification to small aircraft unlocks new degrees of freedom in aircraft design that were not possible with traditional, combustion engines. In particular, using multiple small electric motors (which has been called “distributed electric propulsion”) rather than a single central engine enables a new class of quiet, safe, and economical vertical takeoff and landing aircraft that were previously not possible.

A New Type of Local Transportation Network

Deploying these aircraft through the business model of app-driven, on-demand mobility that has been validated by ridesharing companies globally will provide a revolutionary new method of daily transportation. The low noise, operating costs and carbon emissions enabled by the all-electric powertrain, combined with the ability to takeoff and land vertically, unlocks aerial access to urban cores. We believe this will result in a new market for high-volume aerial mobility in and around cities and the rural communities that surround them. We believe this new solution will enable people to not just rethink how they get around on a daily basis, but also provide greater freedom to choose where they call home relative to the economic, cultural and social opportunities that have historically drawn people together.

We intend to deploy our eVTOL aircraft in local aerial ridesharing networks in cities around the world. Operating point-to-point in and around cities, these new aerial networks will sidestep the major problems of cost and scale that plague all ground-based networks as described above. Fundamentally, an aerial mobility network is nodal vs. the path-based nature of ground mobility. Each new node added to the network adds connectivity to all the other nodes, whereas each new mile of road, rail, or tunnel only extends one single route by one mile. In a nodal network, a linear increase in the number of nodes leads to an exponential increase in the number of connections. This critical scaling feature is what has allowed commercial aviation to connect the world, and we believe that we can use the same principle to bring new levels of connectivity to cities.

Massive Untapped Market Opportunity

We believe that deploying a new type of aerial mobility network in cities represents an extensive market opportunity that we expect to expand over time, as the megatrend of urbanization is being felt globally. In addition, the challenges associated with getting in and out of city centers can make frequent, casual travel between city pairs such as New York and Philadelphia impractical. We expect that streamlining this experience will open up previously untapped sources of latent demand, much the same way that the development of modern jetliners unlocked latent demand for transatlantic travel.

Leading investment banks and consulting firms have recently assessed the scale of this market. Booz Allen Hamilton estimates a potential annual market value of $500 billion for an Airport Shuttle and Air Taxi services in the U.S. alone, while McKinsey and Deloitte identify similar substantial growth opportunities including applications that provide air mobility across various commercial, civil, and defense use cases. We believe this opportunity is replicable globally and remains largely untapped.

Our Business Strategy

Our Aerial Ridesharing Service

We intend to build an aerial ridesharing service powered by a network of eVTOL aircraft that we will manufacture and operate. We plan to develop an app-based platform that will permit consumers to book rides directly through our service. We will also integrate access to our service into leading third-party demand aggregation platforms, including through our partnership with Uber. Whether our service is accessed through our own platform, or through a partner app like Uber, we will tightly integrate ground transportation providers for the first and last mile with our aerial service, providing a seamless travel experience.

We refer to trips that tightly integrate air and ground legs together as ‘multimodal’. By building network management software that efficiently sequences multimodal trips, we believe we can provide substantial time savings to travelers while coordinating the development of optimally-located skyport infrastructure. Additionally, we intend to develop software that will coordinate multiple riders into each air leg, allowing us to drive high utilization rates and load factor for our aircraft and, in turn, progressive reduction in end-user pricing.

We believe that our app-based aerial ridesharing service will be fast, convenient, comfortable, environmentally sustainable and, over time, progressively more affordable. By maintaining full control over the design, development, test, manufacture and operations of our aircraft, we intend to deliver a service that is optimized from beginning to end, positioning us to be the leading company in this market.

Our vertically integrated business model ensures we aren’t simply manufacturing aircraft for sale and receiving one-time revenues, but instead generating recurring revenues over the lifetime of the aircraft with corresponding benefits to contribution margin.

The Most Capable Aircraft for Aerial Ridesharing

Our team of world-class engineers, has been working for more than a decade to develop an aircraft specifically designed for aerial ridesharing. Over that period, we have built a team that is deeply committed to vertically integrated engineering, testing, prototyping and manufacturing. In-housing the development of much of the aircraft has required greater up-front investment in R&D, however it has allowed us to develop systems and components that are specifically engineered for their intended application. We believe this has resulted in an aircraft with best-in-class capabilities across key performance metrics, while reducing reliance on program critical third-party suppliers that add cost to the final product and risk to development and certification schedules.

When designing the aircraft, we prioritized three areas that we believe are central to unlocking high-volume aerial ridesharing: (i) safety, (ii) noise and (iii) performance.

•

Safety: By utilizing distributed electric propulsion rather than centrally-located internal combustion engines, we’re able to deliver a fault-tolerant overall architecture for the aircraft. Each propeller is powered by two independent electric motors, each in turn driven by independent electric motor drive-units. Each drive-unit draws power from one of four separate batteries onboard the aircraft.

This emphasis on redundancy is extended to other critical subsystems of the aircraft, including the flight computers, control surfaces, communications network and actuators. The result is a design intended to have no single points of failure across aircraft systems.

While these advancements in technology contribute to the overall safety of the aircraft, we recognize that safely delivering a commercial aviation operation requires both organizational and cultural commitments. We’ve made safety a core value, and we actively promote that value across the team.

Given our intent to both manufacture and operate our aircraft, we are developing a comprehensive, vertically-integrated, Enterprise Safety Management System (“SMS”), covering aircraft, manufacturing, operations, maintenance and flight training. Through the enterprise approach, SMS interfaces will facilitate the exchange of information between operational entities to continuously improve the safety of our aircraft and operations.

•

Noise: Developing an aircraft with a low noise footprint that allows for regular operations within metropolitan areas is important to community acceptance. In addition to the benefits afforded by an all-electric powertrain, we’ve spent substantial engineering resources to reduce the noise signature of the aircraft even further. The result is an aircraft that is 100-times quieter than a twin-engine helicopter, exhibiting a noise profile in the range of 65 dBA during takeoff and landing (the noisiest configuration), roughly the volume of a normal speaking voice. In over-head flight, the aircraft is near silent at even 500ft to 1,000ft flyover.

.

•

Performance: Our commitment to vertical integration and in-house development has allowed for optimization of systems and components across the aircraft, resulting in better energy efficiency, range, and speed than what would otherwise be available using commercial-off-the-shelf (“COTS”) componentry. Our aircraft demonstrates energy efficiency comparable to best-in-class electric ground vehicles on a watt-hour per passenger seat mile basis across most trip distances, and greater efficiency leads to longer range. We believe that our maximum150-mile range on a single charge and 200 mph cruise speed represent best-in-class performance specifications. This range and speed not only allow us to service a more diverse set of passengers and trips, but it also increases the time-savings of our service and results in greater operational flexibility and reduced operating costs.

The end result is a transformational new electric aircraft that is uniquely capable of pioneering this exciting new market - all with a minimal environmental footprint.

The innovations that we’ve produced to deliver this best-in-class performance are supported by extensive proprietary intellectual property and defended by a robust patent portfolio. Over more than a decade of development, we have generated more than 100 U.S. and foreign patents and patent applications, including broad fundamental patents around the architecture of our aircraft and the core technologies that enable our best-in-class performance. We intend to continue to build our intellectual property (“IP”) portfolio with respect to the technologies that we develop and refine.

First to FAA Certification

In addition to having developed an aircraft design with best-in-class performance, we expect to be the first company to receive FAA type certification and be first to introduce large-scale commercial operations with an eVTOL aircraft.

In the U.S., new aircraft designs are required to pass through the rigorous FAA design certification process, known as type certification, before the aircraft can be issued a standard airworthiness certificate to fly in the National Airspace System (“NAS”). This is an exacting process often extending over 5 or more years that require extensive ground and in-flight testing with FAA scientists, engineers and flight test pilots across a fleet of multiple aircraft.

We believe that we are further along in this type certification process than any of our direct competitors. From the very beginning, we designed our aircraft to meet the criteria of FAA Part 23 as a normal category piloted electric airplane, which can also takeoff and land vertically. We have been flying full-scale prototypes of our aircraft through the full transition flight envelope since 2017, conducting tests and gathering data. In parallel, we’ve been working with the FAA to establish the specific design criteria that apply to this aircraft. In 2020, the FAA provided us with a signed, stage 4 certification basis (known within the industry as a G-1). The G-1 certification basis is an agreement with the FAA on the set of tests that need to be done at the component and vehicle level to prove the safety of the aircraft and receive type certification. A G-1 (stage 4) certification basis provides us with a clear path to certify our aircraft design. To our knowledge we are the first company developing a comparable aircraft to have reached this important milestone.

In addition to receiving the signed, stage 4 G-1 certification basis, we believe that we were also the first company developing eVTOL aircraft to receive airworthiness approval from the U.S. Air Force.

With a mature design based on more than 1,000 test flights to date, we are well on our way towards certification and engage with the FAA on a daily basis to perform the hard work and testing required to earn FAA type certification prior to our 2024 commercial launch goal.

We maintain a flight log as part of our flight test program. A typical flight test program takes place over several years and is centered around a process called “envelope expansion” – gradually working the aircraft through a variety of flight conditions, while incrementally increasing speed, range, altitude and other performance characteristics until the target specifications are met. In the early stages of the envelope expansion process, a successful test flight may be little more than a brief hover just a few feet off the ground. As the flight test program progresses, however, the flights become increasingly higher, faster and longer range. Accordingly, we record a successful test flight based on completion of the desired test objective, rather than based on a particular duration. Our first 2.0 full-scale prototype aircraft, version 1.0 full-scale prototype aircraft and its sub-scale models have successfully progressed the test flight program from early hovers, the transition to wing-borne flight and through a systematic progression of expanding the flight envelope. Generally, these flight tests are performed on a remote-piloted basis with the aircraft controlled by an on-the-ground flight test pilot as a safety precautions.

While the number of test flights performed by our competitors is not broadly publicized, we believe that the number of successful flights, amount of time spent flight testing and the level of maturity of our flight test program compare favorably to the development and testing programs of competitive aircraft. We believe our aircraft will be the first of its kind to earn the airworthiness certification required to start commercial operations.

Joby has a dedicated team of more than 100 aerospace certification professionals with more than 1,700 years of combined experience in certifying and developing aircraft. Greg Bowles, who chaired the FAA Rulemaking Committee that rewrote more than 800 Part 23 regulations, leads our government and regulatory affairs, while Didier Papadopoulos leads our systems engineering and aircraft certification program. Previously, Didier led the team that certified the revolutionary "Autoland" feature at Garmin, winning the team the Collier Trophy which is presented annually for the "greatest achievement in aeronautics in America."

We expect the FAA type certificate will be reciprocated internationally pursuant to the bilateral agreements between the FAA and its counterpart civil aviation authorities. This will provide a means of efficient international expansion as we develop commercial operations around the world.

FAA certification of new aircraft designs is hard and time consuming. There are no shortcuts, and it takes years to develop the team and the expertise needed to develop a certification basis with the FAA. While the agreement with the FAA for our G-1 certification basis has blazed a trail for others to follow, each certification basis is unique to the specific aircraft. The companies in our industry that are following our lead will also need to put in the hard work to develop the team and work independently with the FAA to solidify their own path to certification.

Capitalize on First Mover Advantage

In order to achieve our vision of saving a billion people an hour a day, we will need to deliver a transformational service at a price point that is economically accessible. We believe that being first to market with the right aircraft will provide important first mover advantages that will enable us to steadily drive down end-user pricing in the years following commercial launch.

Emerging technologies often benefit from positive network effects as the product or service enters the market, and we expect this to hold true for aerial ridesharing. As additional passengers enter the network, utilization rates for our aircraft will increase, thereby improving unit economics and allowing costs to be amortized over a greater number of trips. At the same time, reductions in per aircraft costs driven by greater manufacturing scale can support progressively lower pricing while maintaining similar per aircraft unit profitability. A combination of these local network effects coupled with the economies of scale in manufacturing allow us to estimate that by 2026 we will be able to offer the service at a cost of $3 per passenger mile, with opportunities to drive that end-user pricing down even further over time.

We expect this will result in a virtuous cycle. As additional passengers enter the network, we will be able to support the establishment of new routes and infrastructure, further increasing the value and utility of the service to the passengers using it. We believe this will position us to capture customer mindshare and establish a trusted, recognized brand that will keep passengers returning to the service and further reinforce these positive network effects.

Since the certification basis for new aircraft is determined on an aircraft-by-aircraft basis, the rigorous multi-year certification process requires a substantial investment of both time and capital by competitors, limiting their ability to rapidly enter the market. We believe this provides for an extended window in which to enjoy the benefits of the networks effects outlined above. The FAA certification process also requires a substantial investment of both time and capital for competitors to modify their designs or technologies to match the best-in-class performance of our aircraft. We believe this will make the first mover advantage particularly meaningful in the aerial ridesharing market.

Finally, we believe that network effects, combined with our strong engineering function, will provide a robust base for investments in next generation technologies such as autonomy and improvements in battery energy density. Accelerating the development, or otherwise capturing the benefits of improvements in these technologies will provide another lever for improving unit economics and driving down end-user pricing, precipitating the next cycle of network effects.

Compelling Unit Economics with Quick Payback Period

From the early design stage, we’ve been focused on developing an aircraft that delivers compelling unit economics. First, we expect the fault-tolerant architecture of the aircraft, combined with a design intended to have no single point of failure across aircraft systems, will result in substantially lower maintenance costs and down times relative to existing aircraft. Second, with a top speed nearly double that of conventional helicopters, we will be able to deliver faster operating speeds and amortize fixed and variable costs over a greater number of passenger seat miles. Finally, by being all-electric, the aircraft operates with substantially lower fuel costs relative to conventionally fueled alternatives. These low maintenance costs, low fuel costs and high operating speeds combine to deliver an operating cost projected to be 1/4th of the cost per mile flown as a twin engine helicopter.

On a per plane basis, at a price point of $3.00 per seat mile by 2026, we anticipate each aircraft will generate approximately $2.2 million of net revenue, which when combined with the all-in favorable unit cost profile, will generate approximately $1.0 million of earnings. This creates an attractive payback period of just 1.3 years for an aircraft with a projected 10-year service life, and demonstrates the compelling opportunity we have to increase scale.

Develop Partnerships to Reduce Risk

We believe that our strategic relationships provide us with another point of competitive differentiation. Across each of the important activities of high-volume manufacturing, go-to-market strategy and pre-certification operations, we have established strong collaborations and relationships with Toyota, Uber and the U.S. Government to help to de-risk our commercial strategy.

Toyota Motor Corporation

Toyota has invested nearly $400 million in Joby to date, making Toyota our largest outside investor. However, the collaboration goes beyond pure financial backing. Toyota engineers are working shoulder to shoulder with their Joby counterparts on a daily basis across collaboration projects such as factory planning and layout, manufacturing process development and design for manufacturability.

The production volumes that we are targeting for our aircraft are closer to the volumes associated with the automotive industry than traditional aerospace manufacturing. Capturing economies of scale in both production and operations is an important component of our strategy to deliver a global mobility service that steadily drives down end-user pricing in the years following commercial launch.

We believe that our collaboration with Toyota has provided and continues to provide us with a significant competitive advantage as we design and build out our high-volume manufacturing capability. In addition to being the world’s largest automaker, Toyota is globally recognized for delivering quality, safety and reliability at scale, all of which are necessary characteristics in aerospace manufacturing. We believe this makes Toyota a strong collaboration partner as we continue to develop our high-volume manufacturing capabilities.

Uber Technologies, Inc.

We believe that our partnership with Uber Technologies, Inc. and our acquisition of Uber’s Elevate business, provides us with two important competitive advantages in our go-to-market planning and execution.

First, through our acquisition of Elevate we were able to welcome approximately 40 experienced team members from Uber, along with a set of software tools focused on planning and operations the Elevate team had developed over several years. The planning tools we acquired enable higher fidelity decision-making on market selection, infrastructure siting, demand simulation and multi-modal operations, and are supported by underlying mobility data sets that feed these software tools. The operational tools we acquired were developed to support the Uber Copter service, a multi-modal aerial ridesharing service run by Uber in late 2019 and early 2020. We also acquired a portfolio of 5 issued or allowed patents and 74 pending patent applications, many of which relate to aerial rideshare technology such as fleet and infrastructure utilization, routing, air traffic coordination, app technology, and takeoff and landing infrastructure. We believe the acquisition of Elevate positions us to make uniquely informed, data-driven decisions in the lead up to commercial launch, as well as accelerating our operational readiness.

Second, the collaboration agreement that we entered into with Uber at the closing of the Elevate acquisition expanded our earlier 2019 collaboration agreement, and provides for the integration of our aerial ridesharing service into the Uber app across all U.S. launch markets. We believe this will provide a best-in-class platform to funnel demand to our aerial ridesharing service, while allowing us to reduce customer acquisition costs in the early years of commercial operations. Uber will also be reciprocally integrated into any future Joby Aviation mobile application on a non-exclusive basis to service the ground-based component of multi-modal journeys booked by customers through our application. The goal of this mutual integration is to ensure passengers can access a multi-modal travel experience, seamlessly transitioning from ground-to-air-to-ground with unified, one-click booking.

U.S. Air Force

In December of 2020, we became, to our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the U.S. Air Force, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the U.S. Air Force’s Agility Prime program. Our multi-year relationship with the U.S. Air Force and other U.S. Government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. We believe it will also provide an opportunity to test various aspects of the consumer-facing aerial ridesharing service. By operating our aircraft on U.S. military installations on a contractor-owned, contractor-operated model, we expect to gain valuable insight that will result in a more reliable service at launch.

In addition to the operational learnings, our existing contracts also provide for more than $40 million of payments through 2024 based upon full performance, and we are actively pursuing additional contracts and relationships that would increase these on-base operations going forward.

In addition to the strategic relationships outlined above, we continue to pursue and develop strategic partnerships with key stakeholders across the eVTOL value chain. We maintain regular dialogue with regulatory bodies and aviation authorities (domestic and international), cities and municipalities, real estate and infrastructure partners, and transportation service providers, to name a few.

Future Market Opportunities

We believe there are opportunities to address markets that are adjacent to our core mobility business, including delivery and logistics as well as emergency services. We may make select forward investments to better address these market adjacencies over time.

We further believe that developments in advanced flight controls, battery technologies and alternative methods of energy storage could have a meaningful impact on our core mobility business. Advanced flight controls, including additional “pilot assist” features and, in time, fully-autonomous flight, may allow us to drive-down cost and lower customer pricing as well as relieve operational constraints to service scale. Improvements in battery technology or alternative methods of energy storage may allow us to increase the range, speed and/or payload of our vehicles, dramatically expanding the range of trips and use-cases we can serve.

We are now investing and will continue to invest strategically in these areas to ensure that we are well-positioned to capture the benefits offered by these new developments. In certain cases, we expect that Joby may lead development and deployment efforts within our industry.

Our Regulatory Strategy

Over the near-term, our priorities will include support for the FAA certification process and policy engagements with decision makers and communities.

FAA Certification Process

There can be no compromise on safety, and aircraft designed to carry people are certified against the FAA's stringent safety criteria. Our aircraft is no exception.

In contrast to non-passenger carrying drones, which have been allowed to fly without design certification provided they do not put people on the ground at risk, our business is required to comply with FAA regulations governing aircraft airworthiness and installation, production and quality systems, repair procedures and continuing operational safety. Outside the U.S., similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country.

Design Certification

The aircraft design certification process, known as type certification, allows for the manufacture of aircraft meeting the approved design to be issued a standard airworthiness certificate in order to fly in the National Airspace System.

The design intent of our aircraft is to meet the criteria of FAA part 23 as a normal category piloted electric airplane that can also takeoff and land vertically. We began working with the FAA in 2017 to establish the specific design criteria that would apply to the aircraft. In 2020 the FAA provided us with a signed, stage 4 G-1 certification basis that provides a clear path to certify the aircraft design.

The G-1 certification basis for our aircraft was built on a foundation of more than 1,000 test flights completed across various prototypes, including the world’s first transition flight of a full-scale, vectored thrust, eVTOL in 2017. Recent advances in technology allow for the majority of test flights to be remotely piloted from the ground, although short piloted hover flights of our aircraft were completed in 2020. We anticipate we will initially certify the aircraft for day and night visual flight rules (“VFR”) operations and we will quickly amend the design to include instrument flight rules (“IFR”) capabilities.

To date we believe we have removed a large amount of unknown risk from the certification program through years of work with the FAA. Our path to certification leverages a majority of existing processes, procedures and standards. Our certification team has continued to progress the means of compliance (how we will show compliance) and to work on defining tests and analysis that will be utilized to prove compliance to the FAA based upon the agreed to certification basis.

Production Certification

Aviation manufacturing businesses are heavily regulated in most markets. As we ramp up production, we expect to interact with numerous U.S. government agencies and entities, including but not limited to the FAA, with respect to certification of our production and quality systems. We are developing the systems and processes needed to obtain FAA production certification, and intend to obtain our production certificate shortly following completion of our aircraft type certificate.

We believe there are opportunities to leverage advanced manufacturing techniques such as additive manufacturing to further improve the performance of the aircraft. However, we also appreciate that the certification of unconventional production processes adds additional risk to our program. As a result, we have ensured that our aircraft can be produced utilizing conventional aerospace manufacturing techniques in the event additively manufactured components or other advanced production processes cannot be certified expediently.

Operating Certification

The U.S. Department of Transportation (“DOT”) and the FAA exercise regulatory authority over air transportation operations in the U.S. Our intended transportation service is expected to be regulated by the Federal Aviation Regulations, including 14

Code of Federal Regulations 135 (“Part 135”). Air carriers holding Part 135 operations specifications can conduct on-demand operations, which may include limited scheduled operations. If such an air carrier receives a commuter air carrier authorization from DOT, the air carrier may provide unlimited scheduled operations as well as on-demand operations.

Our operations may also be subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and we may be required to obtain an aeronautical radio license from the Federal Communications Commission (“FCC”). To the extent we are subject to FCC requirements, we will take all necessary steps to comply with those requirements.

Our operations may become subject to additional federal requirements in the future under certain circumstances. We are also subject to state and local laws and regulations at locations where we operate and may become subject to the regulations of various local authorities that operate airports we intend to operate from.

Airspace Integration

The aircraft has been designed to be operated under current flight rules and regulations with a qualified pilot in command onboard the aircraft.

As the density of air traffic increases, we believe there are opportunities to expand ground infrastructure and create air traffic efficiencies. Over time, we anticipate the importance of working with the FAA, local authorities and other stakeholders to identify and develop procedures along high demand routes to support increased scale and operational tempo. Constructs for operating along those routes may include specific airspace corridors like those outlined by the FAA. In the long term, digital clearance deliveries, airspace authorizations and automated coordination between service providers and operators may be required to further increase airspace scalability. We expect to continue to be involved in long-term activities to develop community-based concepts and technologies (for example those led by the National Aeronautics and Space Administration (“NASA”) and the FAA) to further enable scaling towards mature and autonomous operations.

Policy Engagements with Decision Makers & Communities

Providing a successful air transportation service requires collaboration with local communities to assure the services provide the right solutions in the right locations. We plan to grow our engagement at the state and local levels within the U.S. and with key international partners in the coming years.

While the regulation of the aircraft and its operation with the NAS falls within the purview of the FAA, takeoff and landing locations often require state and local approval for zoning and land use. In many cases, existing airports and heliports are subject to regulations by local authorities.

Noise Regulations

Our aircraft has been designed to minimize noise to enable access not only to existing aviation infrastructure, but to also allow for operations in and out of new skyports that are nearer to where people want to live and work. At our noisiest configuration, the aircraft has a noise profile in the range of 65 dBA, roughly the volume of a normal talking voice. Given our low noise profile, we do not expect our operations to be constrained to on-airport operations.

The Airport Noise and Capacity Act of 1990 recognizes the rights of operators of airports to implement noise and access restrictions so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. In addition, states and local municipalities are able to set ordinances for zoning and land use, which may include noise or other restrictions such as curfews. Finally, foreign governments may allow airports and/or municipalities to enact similar restrictions. Accordingly, minimizing the volume and characteristics of noise within and above communities has been an important focus for us in order to drive community acceptance.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we rely on a combination of intellectual property rights (e.g., patents, patent applications, trademarks, copyrights, and trade secrets, including know-how and expertise) and contracts (e.g., license agreements, confidentiality and non-disclosure agreements with third parties, employee and contractor disclosure and invention assignment agreements, and other similar contractual rights).

As of February 10, 2022, we have 123 issued or allowed patents (of which 108 are U.S. filings) and 179 pending patent applications (of which 92 are U.S. filings) primarily related to eVTOL vehicle technology and UAM/aerial rideshare technology. We regularly file patent applications and from time to time acquire patents from third parties.

Our patent filings include 43 issued or allowed patents and 122 pending patent applications relating to our aircraft, its architecture, powertrain, acoustics, energy storage and distribution systems, flight control system and system resiliency, as well as certain additional aircraft configurations and technologies. Pursuant to our acquisition of Uber Elevate, we acquired 5 issued or allowed patents and 74 pending patent applications, many of which relate to aerial rideshare technology, such as fleet and infrastructure utilization, routing, air traffic coordination and UAM rideshare app technology, as well as certain additional aircraft, battery and UAM infrastructure technology.

Our Commitment to Environmental, Social and Governance (“ESG”) Leadership

By developing an efficient, all-electric aircraft with no operating emissions, a low noise footprint and high levels of safety, we believe we can make a meaningful contribution to tackling the dual challenges of congestion and climate change.

We are building a dedicated, diverse and inclusive workforce to achieve this goal while adhering to best practices in risk assessment, mitigation and corporate governance. We plan to report how we oversee and manage ESG factors material to our business, and also evaluate how our ESG objectives align with elements of the United Nations Sustainable Development Goals (“SDGs”).

Our ESG initiative is organized into three pillars, which, in turn, contain focus areas for our attention and action:

•
Environmental - Our Environmental pillar is focused on being a good steward of the natural environment through the production and development of innovative designs that reduce resource use and energy consumption.
•
Social - Our Social pillar is focused on promoting diversity, equity and inclusion, while underpinning all of our activities with a core focus on health and safety.
•
Governance - Our Governance pillar focuses on upholding our commitment to ethical business conduct, integrity and corporate responsibility, and integrating strong governance and enterprise risk management oversight across all aspects of our business.

Our Focus on Sustainable Manufacturing and Safety

Our engineering and design standards are designed to ensure that we are operating in an efficient, safe, sustainable and compliant manner, and encourage us to be leaders in pursuing environmentally friendly production practices. For example, our use of Automated Fiber Placement (“AFP”) machines has reduced material waste substantially. Some fabric parts, due to their shape and nesting, waste up to 80% of the raw material, where AFP parts typically waste 5% or less material. Our Environmental Sustainability Team works closely with our operating units to track material inputs and outputs, to build strategies for chemical reduction and eliminations, and to review the proper handling and disposal of our materials. We are also pursuing a life cycle assessment of our manufacturing processes in order to build a reliable and transparent data set that will allow us to monitor and mitigate our emissions, waste and natural resource consumption over time.

With safety as a core value, we emphasize the need for strict compliance with all safety rules and best practices, including mandatory safety training and reporting procedures through our Human Resources and Safety teams. We require all employees to participate in company-wide safety initiatives and education, and conduct regular safety audits to ensure the proper safety policies, programs, procedures, analysis and training are in place.

Human Capital

To achieve our goal of saving a billion people an hour a day, we will need to attract and retain employees with a diverse set of skills and perspectives as we grow our business. Many of our employees are located in highly competitive labor markets. In addition to competitive cash and equity compensation, offering employees a compelling vision and an opportunity to positively impact their communities is a key part of our strategy to grow our workforce.

As of February 28, 2022, we had 1,124 employees, with over 80% supporting engineering, certification and early manufacturing operations. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.

Diversity and Inclusion

We work diligently to create a diverse, inclusive and equitable work environment. We provide equal opportunities for growth, success, promotion, learning and development, and aim to achieve parity in the way we organize, assign and manage projects. We encourage employee engagement through gender equality and women employee resource groups as well as seminars to discuss gender and racial equality issues. We are focused on building support across all teams and individuals, ensuring everyone has a voice, and treats each other with respect.

Competition

We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services.

We believe the primary factors that will drive success in the UAM market include the performance of our eVTOL aircraft relative to both competitive eVTOL aircraft and traditional aircraft, the ability to certify the aircraft and service operation in a timely manner, the ability to manufacture efficiently at scale, the ability to scale the service adequately to drive down end-user pricing, the ability to offer services and routes that provide adequate value proposition for passengers, the ability to develop or otherwise capture the benefits of next generation technologies, and the ability to deliver products and services to a high-level of quality, reliability and safety.

While there are differentiated approaches to vehicle designs and business models, we believe that our aircraft and business model offer the greatest long-term prospects to monetize the full value chain from development through operations. Our technologically differentiated aircraft and advancement in certification position us well to be first to market in the U.S., with the best aircraft to serve our customers.

Item 1A. Risk Factors

RISK FACTORS

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition, results of operations, and brand. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

Market & Service

The market for UAM has not been established with precision, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected.

The UAM market is still emerging and has not been established with precision. It is uncertain to what extent market acceptance will grow, if at all. This market is new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, new aircraft and changing consumer demands and behaviors. We intend to initially launch operations in a limited number of metropolitan areas. The success of these markets and the opportunity for future growth in these markets may not be representative of the potential market for UAM in other metropolitan areas. Our success will depend to a substantial extent on regulatory approval and availability of eVTOL technology, as well as the willingness of commuters and travelers to widely adopt air mobility as an alternative to ground transportation. If the public does not perceive UAM as beneficial, or chooses not to adopt UAM then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential passengers using our services cannot be predicted with any degree of certainty, and we cannot assure you that we will be able to operate in a profitable manner in any of our targeted markets. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

There may be reluctance by consumers to adopt this new form of mobility, or unwillingness to pay our projected prices.

Our growth is highly dependent upon consumer adoption of an entirely new form of mobility offered by eVTOL aircraft and the UAM market. If consumers do not adopt this new form of mobility or are not willing to pay the prices we project for our services, our business may never materialize.

Our success in a given market will depend on our ability to develop a service network that provides passengers significant time savings when compared with alternative modes of transportation and accurately assess and predicts passenger demand and price sensitivity, which may fluctuate based on a variety of factors, including general economic conditions, quality of service, negative publicity, safety incidents, perceived political or geopolitical affiliations, or general dissatisfaction with our services. If we fail to attract passengers, deliver sufficient value to our passengers, or accurately predict demand and price sensitivity, it would harm our financial performance and our competitors’ products may achieve greater market adoption and may grow at a faster rate than our service.

We may not be able to launch our aerial ridesharing service beginning in 2024, as currently projected.

We will need to address significant regulatory, political, operational, logistical, and other challenges in order to launch our aerial ridesharing service. We do not currently have infrastructure in place to operate the service and such infrastructure may not be available or may be occupied on an exclusive basis by competitors. We also have not yet received FAA certification of our aircraft or other required airspace or operational authority and approvals, which are essential to operate our service, and for aircraft production and operation. In addition, to operate as an air carrier, we will need to obtain an air carrier certificate from the FAA and economic authority from the DOT.

Our pre-certification operations may also reveal issues with our aircraft, which could result in certification delays. For example, in February 2022, one of our remotely piloted, experimental prototype aircraft was involved in an accident during flight testing. We are jointly investigating the accident with the FAA and National Transportation Safety Board (“NTSB”). At this time, we do not expect the accident to have a significant impact on our business operations or certification timing. Any delay in the financing, design, manufacture and commercial release of our aircraft, which are often experienced by aircraft manufacturers, could materially damage our brand, business, prospects, financial condition and operating results. If we are not able to overcome these challenges, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

We may be unable to effectively build a customer-facing business or app.

We have not yet developed the application through which users will book trips. We may experience difficulty in developing the applications necessary to operate the business, including the customer-facing application. The software underlying the application will be complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered, whether in our proprietary code or any third-party software on which we rely, could result in negative publicity, a loss of users or loss of revenue, access or other performance issues, security incidents, or other liabilities. Such vulnerabilities could also prevent passengers from booking flights, which would adversely affect our passenger utilization rates, or disrupt communications within the Company (e.g., flight schedules or passenger manifests), which could affect our performance. We may need to expend significant financial and development resources to address any errors or vulnerabilities. Any failure to timely and effectively resolve any such errors or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand.

We may be unable to reduce end-user pricing at rates sufficient to drive expected growth for our service.

We may not be able to reduce end-user pricing over time to increase demand, address new market segments and develop a significantly broader customer base. We expect that our initial end-user pricing may be most attractive to relatively affluent consumers, and we will need to address new markets and expand our customer base in order to further grow our business. In particular, we intend for our aerial ridesharing service to be economically accessible to a broad segment of the population and appeal to the customers of ground-based ridesharing services, taxis, and other methods of transportation.

Reducing end-user pricing is dependent on accurately estimating the unit economics of our aircraft and the corresponding service. Our estimates rely, in part, on future advancement of technology, such as aerial and ground-based autonomy. If our estimates are inaccurate regarding factors such as production volumes, utilization rates, demand elasticity, operating conditions, deployment volumes, production costs, indirect cost of goods sold, landing fees, charging fees, electricity availability and/or other operating expenses, or if technology such as aerial and ground-based autonomy fails to develop, mature or be commercially available within the periods we expect, we may be unable to offer our service at pricing that is sufficiently compelling to bring about the local network effects that we are predicting and may have an adverse impact on our business, financial condition and results of operations.

Our competitors may commercialize their technology before us, or we may not be able to fully capture the first mover advantage that we anticipate.

While we expect to be first to market with an eVTOL piloted aerial ridesharing service, we expect this industry to be increasingly competitive and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overcome by other competitors. If new or existing companies launch competing solutions in the markets in which we intend to operate and obtain large scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets.

Many of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future, which may allow them to devote greater resources to the development, certification and marketing of their products and services or to offer lower prices. Our competitors may also establish strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Some have more experience in the aerospace industry than we have, and foreign competitors could benefit from subsidies or other protective measures offered by their home countries. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects.

We may be unable to make our service sufficiently convenient to drive customer adoption.

Our service will depend, in part, on third-party ground operators to take customers from their origin to their departure skyport and from their arrival skyport to their ultimate destination. While we expect to be able to integrate these third-party ground operators into our service, we cannot guarantee that we will be able to do so effectively, at prices that are favorable to us, or at all. We do not intend to own or operate the ground portion of our multimodal service on which our business will rely. Our business and our brand will be affiliated with these third-party ground operators, and we may experience harm to our reputation if our third-party ground operators suffer from financial instability, poor service, negative publicity, accidents, or safety incidents and have an adverse impact on our business, financial condition and results of operations.

Our reputation may be harmed by the broader industry, and customers may not differentiate our services from our competitors.

Passengers and other stakeholders may not differentiate between us and the broader aviation industry or, more specifically, the UAM service industry. If other participants in this market have problems such as safety, technology development, engagement with certification authorities or other regulators, community engagement, security, data privacy, flight delays, or customer service, such problems could impact the public perception of the entire industry, including our business. We may fail to adequately differentiate our brand, our services and our aircraft from others in the market which could impact our ability to attract passengers or engage with other key stakeholders and have an adverse impact on our business, financial condition and results of operations.

Our prospects may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for our services, including changes resulting from the COVID-19 pandemic.

Our business is primarily concentrated on UAM services, which we expect may be vulnerable to changes in consumer preferences, discretionary spending and other market changes. The global economy has in the past, and will in the future, experience periods of economic instability and recession, including the current business disruption and financial impact of the global COVID-19 pandemic. During such periods, our passengers may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for our services, which could adversely impact our business, financial condition and results of operations.

If we are unable to obtain and maintain adequate facilities and infrastructure, including access to key infrastructure such as airports, we may be unable to offer our service in a way that is useful to passengers.

To operate and expand our proposed aerial ridesharing service, we must secure or otherwise develop adequate landing and maintenance infrastructure in desirable locations in metropolitan areas for our aircraft. We may not be able to ensure that our plans for new service can be implemented in a commercially viable manner given infrastructure constraints, including those imposed by inadequate facilities at desirable locations and increasingly congested airports and heliports. Access to these facilities may be prohibitively expensive, unavailable, or may be inconsistent with our projections. Additionally, we may not be able to obtain necessary permits and approvals and to make necessary infrastructure changes to enable adoption of our aircraft, including installation of charging equipment.

There is also a complex patchwork of federal, regional and municipal regulatory considerations applicable to assets management and property development in general, and aviation assets and infrastructure in particular. Applicable regulations can vary widely by locality. Local community groups, some of which may be opposed to property development in general, and new aviation infrastructure in particular, can impact the application of these regulations or the development of new regulations. If we are unable to acquire or maintain space for passenger terminal or maintenance operations in desirable locations, this could prevent our service from being practical for our customers and have a material adverse effect on our business, results of operations and financial condition.

Our aircraft utilization may be lower than expected due to weather and other factors.

Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, high winds, lightning, hail, known icing conditions and/or fog. Our inability to operate in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. This is achieved in part by reducing turnaround times at skyports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. The success of our business is dependent, in part, on the utilization rate of our aircraft, and reductions in utilization will adversely impact our financial performance, cause passenger dissatisfaction and may have an adverse impact on our business, financial condition and results of operations.

Aircraft and Production

Our aircraft may fail to achieve performance expectations.

Our aircraft may fail to achieve our performance expectations. For example, our aircraft may have a higher noise profile, carry a lower payload or have shorter maximum range than we estimate. Our aircraft also use a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. We may incur significant costs to address any performance issues, or if not detected or addressed, such issues could negatively impact our business, financial condition, operating results and prospects.

While we have performed extensive testing, in some instances we are still relying on projections and models to validate the expected performance of our aircraft. To date, we have been unable to validate the performance of our aircraft over the expected lifetime of the aircraft.

We expect to introduce new and additional features and capabilities to the aircraft and our service over time. For example, we may initially operate under VFR only, and then add the ability to operate under IFR subsequently pursuant to block upgrade to the aircraft. We may be unable to develop or certify these upgrades in a timely manner or at all which may have an adverse impact on our business, financial condition and results of operations.

We may not be able to produce aircraft in the volumes and on the timelines we project.

There are significant challenges associated with producing aircraft in the volumes that we are projecting. Our manufacturing facility and processes remain in the prototype stage. The aerospace industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing aircraft, long lead times to bring aircraft to market, the need for specialized design and development expertise, extensive regulatory requirements, the challenge of establishing a brand name and image and the need to establish maintenance and service locations. As a manufacturer of electric aircraft, we face a variety of added barriers to entry including additional costs of developing and producing an electric powertrain, regulations associated with the transport of lithium-ion batteries and unproven customer demand for a fully electric aerial mobility service. Additionally, we are developing production lines for components and at volumes for which there is little precedent within the traditional aerospace industry.

We have not yet constructed a high-volume production facility in which to manufacture and assemble our aircraft. Final designs for the build out of the planned manufacturing facility are still in process, and various aspects of the component procurement and manufacturing plans have not yet been determined. We are currently evaluating, qualifying and selecting our suppliers for the planned production aircraft, and we have engaged suppliers for certain necessary components. However, we may not be able to engage suppliers for the remaining components in a timely manner, at an acceptable price, in the necessary quantities or at all.

We will need to do extensive testing to ensure that the aircraft is in compliance with all applicable regulations prior to beginning mass production. In addition to certification of the aircraft, we will be required to obtain approval from the FAA to manufacture completed aircraft pursuant to an FAA-approved type design (e.g., type certificate). Production approval involves initial FAA manufacturing approval and extensive ongoing oversight of mass-produced aircraft. If we are unable to obtain production approval for the aircraft, or the FAA imposes unanticipated restrictions as a condition of approval, our projected costs of production could increase substantially.

The timing of our production ramp is dependent upon finalizing certain aspects of the design, engineering, component procurement, testing, build out, and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline. It also depends on being able to obtain timely Production Certification from the FAA and sufficient staffing to support production objectives. We intend to fund the build out of our manufacturing facility using existing cash and future financing opportunities. If we are unable to obtain the funds required on the timeline that we anticipate, our plans for building our manufacturing plants could be delayed. If any of the foregoing risks occurs, it could adversely affect our business, financial condition, operating results and prospects.

Crashes, accidents or incidents of eVTOL aircraft or involving lithium-ion batteries involving us or our competitors could have a material adverse effect on our business, financial condition, and results of operations.

Test flying prototype aircraft is inherently risky, and crashes, accidents or incidents involving our aircraft are possible. In February 2022, one our remotely piloted, experimental prototype aircraft was involved in an accident during flight testing. We are jointly investigating the accident with the FAA and NTSB. At this time, we do not expect the accident to have a significant impact on our business operations or certification timing. This, or any other such occurrence may negatively impact our development, testing and certification efforts, and could result in re-design, certification delay and/or postponements or delays to our commercial service launch.

The operation of aircraft is subject to various risks, and we expect demand for our aerial ridesharing services to be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our aircraft. Such accidents or incidents could also have a material impact on our ability to obtain FAA certification for our aircraft, or to obtain such certification in a timely manner. Such events could impact confidence in a particular aircraft type or the air transportation services industry as a whole, particularly if such accidents or disasters were due to a safety issue. We believe that regulators and the general public are still forming their opinions about the safety and utility of aircraft that are highly reliant on lithium ion batteries and advanced flight control software capabilities and that operate in and around urban areas. An accident or incident involving either our aircraft or a competitor’s aircraft while these opinions are being formed could have a disproportionate impact on the longer-term view of the emerging UAM market.

We are at risk of adverse publicity stemming from any public incident involving our company, our people, our brand or other companies in our industry. Such an incident could involve the actual or alleged behavior of any of our employees or third-party contractors. Further, if our personnel, our aircraft, or other types of aircraft are involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such matter. If our insurance is inapplicable or inadequate, we may be forced to bear substantial losses. In addition, any such incident could create an adverse public perception, which could harm our reputation, and result in passengers being reluctant to use our services, which could adversely impact our business, results of operations, financial conditions and prospects.

Unsatisfactory safety performance of our aircraft could have a material adverse effect on our business, financial condition, and results of operation.

While we are building operational processes designed to ensure that the design, testing, manufacture, performance, operation and servicing of our aircraft meet rigorous quality standards, we could experience operational or process failures and other problems, including flight test accidents or incidents, manufacturing or design defects, pilot error, cyber-attacks or other intentional acts, that could result in potential safety risks. Additionally, our service will initially rely on a single aircraft type. Our dependence on our aircraft makes us particularly vulnerable to any design defects or mechanical problems associated with our aircraft or its component parts. Any actual or perceived safety issues may result in significant reputational harm to our businesses, in addition to legal liability, increased maintenance, safety infrastructure and other costs. Such issues could result in delaying or cancelling planned flights, increased regulation, grounding of aircraft or other systemic consequences, which could have a material adverse impact on our business, financial condition, operating results and prospects.

We depend on suppliers and service partners for the raw materials, parts and components in our aircraft and for operational needs.

Despite our high degree of vertical integration, we still rely on purchased parts and materials for aircraft production and manufacturing equipment which we source from suppliers globally, some of whom are currently single source suppliers. Many of the components used in our aircraft must be custom made for us. This supply chain exposes us to multiple potential sources of production constraints, disruption, delivery failure, or component shortages. While we believe that we may be able to establish alternate supply relationships and can obtain replacement components, we may be unable to do so in the short term, or at all, at prices that are favorable to us. While we have not experienced material supply chain disruptions to date, we may in the future, which could cause delays in our production process for both prototype and commercial production aircraft. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies will be available when required on terms that are acceptable to us, or at all. The disruption in the supply of components from suppliers could lead to delays in aircraft production, which could adversely affect our business, financial condition, operating results and prospects.

Our aircraft may require maintenance at frequencies or at costs which are unexpected.

Our aircraft are highly technical products that require maintenance and support. We are still developing our understanding of the long-term maintenance profile of the aircraft, and if useful lifetimes are shorter than expected, this may lead to greater maintenance costs than previously anticipated. If our aircraft and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would disrupt the operation of our service and result in higher operating cost, which could have a material adverse effect on our business, financial condition and results of operations.

Regulatory & Airspace

We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft or operation of our mobility service.

The commercialization of new aircraft and the operation of an aerial mobility service requires certain regulatory authorizations and certifications, including Type Certification and an air carrier certificate issued by the FAA under Part 119 with Part 135 operations specifications. While we anticipate being able to obtain such authorizations and certifications, we may be unable to do so on the timeline we project or at all. If we fail to obtain any of the required authorizations or certificates, or do so in a timely manner, or any of these authorizations or certificates are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project and may have an adverse impact on our business, financial condition and results of operations.

Regulatory authorities may disagree with our view that integrating our service into the National Airspace System is possible without changes to existing regulations and procedures.

There are a number of existing laws, regulations and standards that apply to our aircraft and our service, including standards that were not originally intended to apply to electric aircraft. While our aircraft and our service are designed, at launch, to operate within the existing U.S. regulatory framework, the FAA or other regulatory authorities within the markets in which we intend to operate may disagree with this view, which may prohibit, restrict, or delay our ability to launch in the relevant market. Regulatory authorities may introduce changes specifically to address electric aircraft or high-volume flights that could delay our ability to launch our service and have an adverse impact on our business, financial condition and results of operations.

If current airspace regulations are not modified to increase air traffic capacity, our business could be subject to considerable capacity limitations.

A failure to increase air traffic capacity in the airspace serving key markets, including around major airports, could create capacity limitations for our future operations and could have a material adverse effect on our business. Weaknesses in the National Airspace System and the Air Traffic Control (“ATC”) system, such as outdated procedures and technologies, could result in capacity constraints during peak travel periods or adverse weather conditions, resulting in delays and disruptions to our service. While our aircraft is designed to operate in the National Airspace System under existing rules, our business at scale will likely require airspace allocation for UAM operations and could result in regulatory changes. Our inability to obtain sufficient access to the National Airspace System or to comply with any regulatory changes could increase our costs and pricing of our services, which could reduce demand and have an adverse impact on our business, financial condition and results of operations.

Changes in government regulation could increase our operating costs.

Aerospace manufacturers and aircraft operators are subject to extensive regulatory and legal requirements that involve significant compliance costs. The DOT and the FAA may issue additional regulations relating to the operation of our aircraft that could require significant expenditures, resulting in increased costs for us and our passengers. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of our operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising fares, reducing revenue and increasing costs, which could have an adverse impact on our business, financial condition and results of operations.

The DOT regulates the terms of sale of our air transportation services.

To sell air transportation services in the United States, we will need DOT authorization of the sale of any charter flights and by-the-seat ridesharing services. The DOT further prescribes standards for, among other things, advertising, ticket refunds, baggage liability, consumer disclosures, customer service commitments, customer complaints and the transportation of passengers with disabilities. In the future, the DOT may adopt additional regulations that increase the costs or otherwise adversely impact our business, financial condition and results of operations.

We may be subject to security regulation that will increase our costs.

The Transportation Security Administration (“TSA”) is responsible for certain civil aviation security matters, including the regulation of air carriers that operate under Part 135 of the Federal Aviation Regulations as well as passenger and baggage screening at U.S. airports. Because we are introducing an innovative service that operates from both airports and skyports, the security regulatory scheme that will apply is uncertain. If the TSA imposes burdensome security requirements on our services, it could reduce the convenience of our service for our customers, resulting in lower demand and higher cost and have an adverse impact on our business, financial condition and results of operations.

We are subject to stringent U.S. export and import control laws and regulations, which may change. We may be unable to comply with these laws and regulations or U.S. government licensing policies, or to secure required authorizations in a timely manner.

Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, and run our operations in the United States, in full compliance with such laws and regulations, which may include the Export Administration Regulations (“EAR”), the International Traffic in Arms Regulations (“ITAR”), and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”). Similar laws impact our business in other jurisdictions. These trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for certain end uses. If we are found to be in violation of these laws and regulations could result in civil and criminal penalties, including the loss of export or import privileges, debarment and reputational harm. While none of our current technologies require us to maintain a registration under ITAR, we may become subject to ITAR in the future.

Pursuant to these trade control laws and regulations, we are required, among other things, to (i) determine the proper licensing jurisdiction and export classification of products, software and technology, and (ii) obtain licenses or other forms of authorization to conduct our business. These requirements include the need to get permission to release controlled technology to foreign person employees and other foreign persons. Changes in U.S. trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned. Any changes in the export control regulations or U.S. licensing policy, such as those necessary to implement U.S. commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other regulatory approvals which may have an adverse impact on our business, financial condition and results of operations.

We will be subject to rapidly changing and increasingly restrictive laws, regulations and other obligations relating to privacy, data protection, and data security, which may be costly and difficult to comply with.

We will be collecting, using, and disclosing personal information of passengers and others in the course of operating our business. These activities are or may become regulated by a variety of domestic and foreign laws and regulations relating to privacy, data protection, and data security, which are complex, rapidly evolving, and increasingly restrictive.

Several states, including California, have recently granted residents expanded rights related to their personal information, including the right to request deletion of their personal information and receive detailed reports of how their personal information is used and shared. Similar laws have been proposed in other states and at the federal level. Such laws could have potentially conflicting requirements that would make compliance challenging.

Despite our best efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, passengers, or others, which could result in fines, civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our platform in certain jurisdictions, negative publicity and harm to our brand and reputation, which could have a material adverse effect on our business, financial condition or results of operations.

U.S. Government Contracts and Pre-Certification Operations

The U.S. government may modify or terminate one or more of our existing contracts.

The U.S. government may modify or terminate its contracts with us, without prior notice and at its convenience. In addition, funding may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints, changing priorities or other reasons. Any loss or reduction of expected funding and/or modification or termination of one or more of our U.S. government contracts could have a material adverse effect on our access to government testing facilities and/or our ability to secure pre-certification operating experience and/or revenues, which could have an adverse impact on our business, financial condition and results of operations.

We may be unable to grow our relationship with the U.S. government and the Department of Defense, which will limit our ability to operate prior to receiving an FAA certification of airworthiness.

We are projecting that we will enter into additional contracts with the U.S. government which would enable to operate our aircraft as a service provider for the Department of Defense or other U.S. government agencies both prior to receiving an airworthiness certificate from the FAA and after. Failure to obtain these contracts would limit our ability to gain operational learnings about our aircraft and secure meaningful revenue, which could have a material adverse effect on our business, financial condition and results of operations.

We conduct a portion of our business pursuant to U.S. government contracts, which are subject to unique risks.

Contracts with the U.S. government are subject to extensive regulations. New regulations, or changes to existing regulations, could result in increased compliance costs, and we could be subject to withheld payments and/or reduced future business if we fail to comply with new or existing requirements in the future. Compliance costs attributable to current or future regulations such as these could negatively impact our financial condition and operating results.

Contracts with the U.S. government are also subject to a variety of other requirements and risks including government reviews, audits, investigations, False Claims Act cases, suspension and debarment as well as other legal actions and proceedings that generally do not apply to purely commercial contracts. In addition, transactions involving government contractors may be subject to government review and approvals. Failure to comply with these requirements or secure necessary approvals could negatively impact our business, financial condition and operating results.

Risks Related to Our Finances and Operations

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since inception. We incurred net losses of $180.3 million and $114.2 million for the years ended December 31, 2021 and 2020, respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we move towards commercial launch, streamline and expand our manufacturing operations, increase our flight cadence, hire more employees and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We will need additional capital in the future, including to build high-volume manufacturing, a fleet of our aircrafts and to develop a skyport network to support a high-volume service.

Our proposed operations contemplate significant manufacturing capacity, aircraft fleet and infrastructure development, including additional skyports where our aircraft can land, both within the United States and internationally. Construction of manufacturing facilities, skyports or other operating facilities may require significant capital expenditures, and in the future we may be required to make similar expenditures to expand or improve our operations.

In addition, as our facilities and aircraft mature, our business will require capital expenditures for the maintenance, renovation and improvement of such locations to remain competitive and maintain the value of our brand. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, we will need to borrow or otherwise obtain funds.

Prior to the consummation of the Merger, we financed our operations and capital expenditures primarily through private financing rounds. In the future, we may need to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact resulted in, and may result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner that may materially dilute our current investors. Any debt financing, if available, may involve restrictive covenants that could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures which may have an adverse impact on our business, financial condition and results of operations.

We have broad discretion in how we use our assets, and we may not use them effectively.

Our management has broad discretion in the use of our assets, including capital raised. We may use capital for general corporate purposes, including working capital, operating expenses, and capital expenditures, and we may acquire complementary businesses, products, offerings, or technologies. We may also spend or invest in a way with which our stockholders disagree. If our management fails to use our capital effectively, our business could be seriously harmed.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, Joby had approximately $448.9 million and $435.0 million of federal and state net operating loss carryforwards (“NOLs”) and $17.7 million and $16.3 million federal and state research and development tax credits. Under the Tax Cuts and Jobs Act, federal NOLs generated by the Company in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized and federal NOLs generated by the Company in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes which may have an adverse impact on our business, financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the audit of our consolidated financial statements in 2019 and 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of a sufficient full-time accounting personnel with deep technical accounting knowledge to execute, review and approve all aspects of the financial statement close and reporting process. This material weakness may not allow us to have proper segregation of duties and to close our books and records and report our results, including required disclosures, on a timely basis.

We are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate the material weakness, primarily by implementing additional review procedures within our accounting and finance department, hiring additional staff, designing more robust processes and controls and, where appropriate, engaging external accounting experts to supplement our internal resources in our computation and review processes. In 2021, we took steps to begin remediating the material weakness, including filling key accounting and finance positions and beginning to institute an Enterprise Resource Planning system. While we are designing and implementing measures to remediate the material weakness, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate identified material weaknesses in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.

As a public company, following the expiration of a transition period, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Once we no longer meet the definition of an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis.

To comply with the requirements of being a public company, we expect to need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the New York Stock Exchange (“NYSE”) or other regulatory authorities, which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

We may be unable to protect our intellectual property rights from unauthorized use by third parties.

Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including technologies deployed in our current or future aircraft or utilized in arranging air transportation. To date, we have relied primarily on patents and trade secrets to protect our proprietary technology. Our software is also subject to certain protection under copyright law, though we have chosen not to register any of our copyrights to date. We routinely enter into non-disclosure agreements with our employees, consultants, third parties and others and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. We intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate, and unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary. If successful, these attempts may harm our ability to compete, accelerate the development of our competitors’ programs, and/or harm our competitive position in the market. Moreover, our non-disclosure agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. Our competitors or third parties may not comply with the terms of these agreements, and we may not be able to successfully enforce such agreements or obtain sufficient remedies if they are breached. In addition, we accept government funding for the development of some intellectual property which may result in the government obtaining some rights in our intellectual property. The intellectual property rights we own or license may not provide competitive advantages and could be challenged or circumvented by our competitors.

Further, obtaining and maintaining patent, copyright, and trademark protection can be costly. We may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States or foreign jurisdictions, which could harm our ability to maintain our competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources to file and prosecute all patent applications for such technology, or that we will inadvertently lose protection for failing to comply with all procedural, documentary, payment, and other obligations during the patent prosecution process. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. We may also fail to detect unauthorized use of our intellectual property, or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.

If conflicts arise between us and our strategic partners, our business could be adversely affected, or these parties may act in a manner adverse to us.

If conflicts arise between our collaborators or strategic partners and us, the other party may act in a manner adverse to us which could limit our ability to implement our strategies. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with Toyota Motor Corporation may adversely impact our ability to manufacture aircraft or scale production, while conflicts with Uber Technologies, Inc. may adversely impact our ability to successfully launch and maintain our consumer-facing UAM services. Conflicts with foreign partners may adversely impact our ability to scale operations outside the U.S. effectively. If such conflicts arise it may adversely affect our business, financial condition and results of operations.

We may in the future invest significant resources in developing new offerings and exploring the application of our proprietary technologies for other uses and those opportunities may never materialize.

While our primary focus is on the design, manufacture and operation of our eVTOL aircraft and the related aerial mobility service, we may invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of these investments.

Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities, expenses, regulatory challenges and other risks that we may not be able to anticipate. We may not be able to predict whether consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or whether any of these initiatives will generate sufficient revenue to offset any expenses or liabilities associated with these new investments. Any such research and development efforts could distract management from current operations and would divert capital and other resources from our more established technologies. Even if we are successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies and have an adverse impact on our business, financial condition and results of operations.

Any material disruption in our information systems could adversely affect our business.

Our systems, or those of third-parties upon which we rely, may experience service interruptions, outages, or degradation because of hardware and software defects or malfunctions, human error or intentional bad acts by third parties or our employees, contractors, or service providers, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, cyberattacks or other events. Our insurance may not be sufficient, and we may not have sufficient remedies available to us from our third-party service providers, to cover all of our losses that may result from such issues which may have an adverse impact on our business, financial condition and results of operations.

If we or our third-party service providers experience a security breach, or if unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for services may be reduced, and we may incur significant liabilities.

We rely on information technology networks and systems to operate and manage our business and store our confidential and proprietary information. Our services will also involve the storage, processing and transmission of our customers’ data, including personal and financial information. We also engage and plan to engage third-party service providers to store and process this data. While we believe we and our service providers take reasonable steps to secure these networks and systems, our information technology infrastructure may be vulnerable to computer viruses or physical or electronic intrusions that our security measures may not detect. Any such security incident, including those resulting from cybersecurity attacks, phishing attacks, unauthorized access or usage, virus or similar breach or disruption could result in the loss, destruction alteration or disclosure of this data, which could damage our reputation and lead to litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, corporations, criminal groups, and state-sponsored organizations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be fully covered by our insurance or at all, and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter customers from using our services; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until after they have been launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative and mitigating measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access or disruption.

Our intended initial operations are concentrated in a small number of metropolitan areas and airports which makes our business particularly susceptible to natural disasters, outbreaks and pandemics, growth constraints, economic, social, weather, and regulatory conditions or other circumstances affecting these metropolitan areas.

We intend to initially service larger metropolitan areas that will be the source of the majority of our revenue. As a result, our business and financial results are particularly susceptible to natural disasters, outbreaks and pandemics, growth constraints, economic, social, weather, and regulatory conditions or other circumstances applicable to these metropolitan areas. Because we will initially have a limited number of locations, a significant interruption or disruption in service at an individual skyport or metropolitan area where we have a significant volume of flights could have a severe impact on our business, results of operations and financial condition.

Our concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, such as COVID-19, both due to the high volume of travelers flying into and out of such airports and the ease at which contagious diseases can spread through densely populated areas, as seen with the spread of COVID-19.

Disruption of operations at skyports, whether caused by labor relations, utility or communications issues, power outages, or changes in federal, state and local regulatory requirements could harm our business. Certain airports may regulate our flight operations, including limiting the number of landings per year, banning our operations or introducing new permitting requirements, which could significantly disrupt our operations. In addition, demand for our advanced air mobility services could be impacted if drop-offs or pick-ups of passengers become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, which would adversely affect our business, financial condition and operating results.

We currently have subsidiaries located outside of the United States and plans for international operations in the future, which could subject us to operational and regulatory challenges.

While we plan to initially launch our business in the U.S. markets, we have established relationships with potential partners in select international markets to investigate potential future operations outside of the U.S. In addition, we currently have subsidiaries engaged in limited test manufacturing, R&D and other activities in foreign countries. International operations are subject to a number of risks, including regulations that may differ from or be more stringent than analogous U.S. regulations, local political or economic instability, challenges in effectively managing employees in foreign jurisdictions and exposure to potential liabilities under anti-corruption or anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar laws and regulations. If any of these risks materialize it could adversely impact our business, financial condition and results of operations.

We are subject to risks arising from natural disasters and severe weather conditions and risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

Natural disasters, including wildfires, tornados, hurricanes, floods and earthquakes, and severe weather conditions, may damage our manufacturing plants, facilities or aircraft or disrupt our operating routes. Our Bonny Doon facilities, in particular, have been placed at high risk due to wildfire. Our Bonny Doon facilities are also subject to a risk of closure due to zoning and permitting issues. Destruction or our inability to use any of our facilities for a prolonged period of time could materially impact our ability to meet our projected timelines.

The potential effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such effects. We cannot accurately predict the materiality of any potential losses or costs associated with the effects of climate change.

We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our facilities, for which we may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

Our operations are subject to many hazards and operational risks, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by natural disasters, power losses, telecommunications failures, terrorist attacks (including hijacking, use of the aircraft as a weapon, or use of the aircraft to disperse a chemical or biological agent), security related incidents or human errors. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties.

We maintain general liability insurance, aviation flight testing insurance, aircraft liability coverage, directors and officers (“D&O”) insurance, and other insurance policies and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that our insurance will be sufficient to cover all potential claims or that present levels of coverage will be available in the future at reasonable cost or at all. Further, we expect our insurance needs and costs to increase as we build production facilities, manufacture aircraft, establish commercial operations, add routes, increase flight and passenger volumes and expand into new markets. It is too early to determine what impact, if any, the commercial operation of eVTOLs will have on our insurance costs which may have an adverse impact on our business, financial condition and result of operations.

We are dependent on our senior management team and other highly skilled personnel, including pilots and mechanics, and we may not be successful in attracting or retaining these personnel.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel. While the current labor market has not materially impacted our ability to hire key personnel, there is a high level of competition in the markets in which we operate.

In addition, there is a shortage of pilots that is expected to exacerbate over time as more pilots in the industry approach mandatory retirement age. Trained and qualified aircraft mechanics are also in short supply. Our service is dependent on recruiting and retaining qualified pilots and mechanics, either or both of which may be difficult due to the corresponding personnel shortages. We compete against airlines and other air mobility and transportation services for pilots and other skilled labor, some of which will offer wages or benefit packages exceeding ours.

The loss of any of the members of our senior management team or other highly skilled personnel, or our inability to hire, train, and retain qualified pilots and mechanics could harm our business and prevent us from implementing our growth plans.

Our business may be adversely affected by union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the aerospace and airline industries for employees to belong to a union, which can result in higher employee costs and an increased risk of work stoppages. As we expand our business our employees could join or form a labor union and we could be required to become a union signatory. We are also directly or indirectly dependent upon companies with unionized work forces, such as parts suppliers, and work stoppages or strikes organized by such unions could delay the manufacture of our aircraft or disrupt our operations, which could have a material adverse impact on our business, financial condition or operating results.

Additional Risks Related to Ownership of Our Common Stock

The price of our common stock has been and may continue to be volatile.

The price of our common stock has been volatile and will likely continue to fluctuate due to a variety of factors. The stock market in general, and the market for pre-revenue technology companies in particular, has had and may continue to have significant price and volume fluctuations. The market for our common stock may continue to be influenced by events or occurrences including: changes to the regulations that impact our business or adverse decisions by regulators; our ability to develop the market we expect for UAM services, whether due to competition, market acceptance, performance, pricing or other factors; manufacturing and operational challenges; our failure to meet financial projections or manage our cash; actions by shareholders, including the sale of a large volume of shares or campaigns by activist investors or short-sellers; actions taken by our competitors; and public perception of our business and our industry as a whole.

These factors, along with the occurrence of any of the risk factors described in this Annual Report, many of which are not within our control, could cause the price of our common stock to decline materially, regardless of our operating performance.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future decision to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.

The market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market and our competitors. If one or more of the analysts who cover us downgrade our common stock, provide more favorable recommendations about our competitors or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, or if analysts who cover us cease coverage or fail to publish regular reports, demand for our common stock could decrease and our common stock price and trading volume may decline.

We may be subject to securities litigation, activist investors and short-selling campaigns, which are expensive and could divert management attention.

The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their stock have, in the past, been subject to securities class action litigation, activist investor campaigns and short-selling. We may be the target of these types of activities in the future, any for which could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Future resales of common stock may cause the market price of our securities to drop significantly.

Certain Joby stockholders are contractually restricted from selling or transferring shares of common stock (the “Lock-up Shares”) for an agreed-upon period of time. For example, certain significant stockholders have agreed to a five-year lockup, with 20% of the Lock-up Shares being released on each anniversary of the closing of the Merger, subject to provisions that allow for early release of the initial 20% tranche if stock price targets are met prior to the first anniversary, and a complete release of the Lock-Up Shares if the Company undergoes a change of control (the “Major Company Equityholders Lock-Up Agreement”). Under the Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP, the Sponsor’s Lock-up Shares are subject to the same releases agreed to in the Major Company Equityholders’ Lock-Up Agreement in addition to vesting conditions. In addition, our executive management have agreed to a one-year lockup, with similar early release provisions (the “Other Company Equityholders Lock-Up Agreement”). Following the expiration of each lockup, the applicable stockholders will no longer be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could reduce the market price of our common stock. As of February 28, 2022, there were approximately 379,726,431 shares subject to the Major Company Equityholders Lock-Up Agreement and 671,507 shares subject to the Other Company Equityholders Lock-Up Agreement. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we continue to take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups (“JOBS”) Act. We have, and may continue to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We anticipate that we will lose our emerging growth company status in connection with filings made after the end of fiscal year 2022.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the relevant accounting standards. A company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies we can adopt the new or revised standard at the time private companies adopt it. This may make it difficult or impossible to compare our financial results with the financial results of another public company that has adopted the new or revised standard because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We anticipate that we will remain a smaller reporting company until the last day of fiscal year 2022. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If some investors find our securities less attractive as a result of the exemptions available to emerging growth companies and smaller reporting companies, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Santa Cruz, California, and consist of approximately 23,000 square feet. We operate primarily out of facilities located in the U.S., in Santa Cruz, San Carlos and Marina, California, Washington, D.C. and internationally in Munich and Stuttgart, Germany, Linz, Austria, and Shenzhen, China. All of our facilities are located on land that is leased from third parties or, in the case of certain of our Santa Cruz facilities, from entities partially or wholly owned by our CEO, JoeBen Bevirt.

The facilities that house our prototype production line in Marina, California span approximately 130,000 square feet and are leased from the City of Marina. We have also entered into a ground lease agreement with the City of Marina that can be extended for up to 50 years.

Our employee headcount has continued to grow meaningfully over the last 12 months, and we expect that we may need to secure additional facilities to meet our current and future anticipated needs. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Our development and testing facility in Santa Cruz, California is a retired rock quarry. While the nature of this facility is suitable for advanced R&D and testing activities, this facility lacks compliance with applicable building codes, zoning codes and similar regulations and ordinances. We have submitted plans to the County of Santa Cruz for the development of a Research, Development and Test Facility on the site and evaluating other alternatives which would bring the use of the facility back into compliance.

Item 3. Legal Proceedings

On April 19, 2021, Cody Reese (“Reese”), a purported shareholder of RTP, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Cody Reese v. Reinvent Technology Partners, et al., case number 652603/2021, against RTP and the members of its board of directors (the “Reese Complaint”). The Reese Complaint asserted a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against RTP in connection with our merger with RTP. The Reese Complaint alleged, among other things, that (i) the merger consideration is unfair, and (ii) the registration statement on Form S-4 filed with the SEC on April 2, 2021 regarding the proposed transaction involving Joby was materially misleading and incomplete and failed to disclose material information. The Reese Complaint sought, among other things, to enjoin the proposed business combination, rescind the transaction or award rescissory damages to the extent it was consummated, and an award of attorneys’ fees and expenses. The Reese Complaint was settled in December 2021 for an immaterial amount.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and public warrants to purchase common stock are traded on The New York Stock Exchange under the symbols “JOBY” and "JOBY WS", respectively.

Holders

As of March 15, 2022, there were approximately 383 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. Our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

On December 15, 2021 and December 16, 2021, Paul Sciarra, our Executive Chairman and JoeBen Bevirt, our Chief Executive Officer, each purchased shares of the Company on the open market for their own respective accounts. These purchases were disclosed in filings with the SEC on Form 4 made by Mr. Sciarra and Mr. Bevirt on each of the respective purchase dates.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis includes forward looking statements that involve risks and uncertainties. Please see the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”

Overview

We have spent more than a decade designing and testing a piloted all-electric aircraft that can take off and land vertically, while cruising like a traditional airplane. The aircraft is quiet when taking off, near silent when flying overhead and is designed to transport a pilot and four passengers at speeds of up to 200 mph, with a maximum range of 150 miles on a single charge. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With more than 1,000 successful test flights already completed, and as the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis to date, we believe our aircraft will be the first of its kind to earn airworthiness certification from the FAA.

We do not intend to sell these aircraft to third parties or individual consumers. Instead, we plan to manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver a convenient app-based aerial ridesharing service directly to end-users, with a goal to begin commercial passenger service in 2024. We believe this business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value.

Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of December 31, 2021, we had an accumulated deficit of $476.6 million. We have funded our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and the proceeds from the merger described below.

The Merger

We entered into an Agreement and Plan of Merger (the "Merger Agreement") on February 23, 2021, with Reinvent Technology Partners, a special purpose acquisition company ("RTP"). Pursuant to the Merger Agreement, on August 10, 2021 (the "Closing Date"), Joby Aero, Inc. ("Legacy Joby") was merged with and into a wholly-owned subsidiary of RTP (the "Merger"). Legacy Joby survived as a wholly-owned subsidiary of RTP, which was renamed Joby Aviation, Inc. ("Joby Aviation"). The number of Legacy Joby common shares and redeemable convertible preferred shares for all periods prior to the Closing Date have been retrospectively adjusted using the exchange ratio that was established in accordance with the Merger Agreement.

The Merger is accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, RTP is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Joby Aviation represent a continuation of the financial statements of Legacy Joby, with the Merger being treated as the equivalent of Joby Aviation issuing stock for the net assets of RTP, accompanied by a recapitalization. Legacy Joby operations prior to the Merger are presented as those of Joby Aviation. The Merger, which raised $1,067.9 million, has significantly impacted our capital structure and operating results, supporting our product development, manufacturing and commercialization.

As a result of becoming an SEC-registered and NYSE-listed company, we have and will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

All shares and per share amounts of Legacy Joby for all presented periods have been retrospectively adjusted using the exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” for a further discussion of these considerations.

Development of the UAM market

Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We anticipate commercialization of our service beginning in 2024, and our business will require significant investment leading up to launching passenger services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.

We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety, convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist following the COVID pandemic. We anticipate initial operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.

Competition

We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; it is possible that our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing aerospace companies launch competing solutions in the markets in which we intend to operate and obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. In the event we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors.”

Government Certification

We agreed to a signed, stage 4 “G-1” certification basis for our aircraft with the FAA in 2020. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step on the way towards certifying any new aircraft in the U.S. Our aircraft will be certified in line with the FAA’s existing Part 23 requirements for Normal Category Airplanes, with special conditions introduced to address requirements specific to our unique aircraft. These special conditions, defined in the signed, stage 4 “G-1” document, are expected to be published in the U.S. Federal Register. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our aerial ridesharing service. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

Agility Prime

In December 2020, we became, to the best of our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the U.S. Air Force, and in the first quarter of 2021, we officially began on-base operations under contract pursuant to the U.S. Air Force’s Agility Prime program. Our multi-year relationship with the U.S. Air Force and other U.S. Government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In addition to the operational learnings, our existing contracts also provide for more than $40 million of payments through 2024 based upon full performance, and we are actively pursuing additional contracts and relationships that would further secure these on-base operations going forward. Our U.S. government contracting party may modify, curtail or terminate its contracts with us without prior notice and either at its convenience or for default based on performance, or may decline to accept performance or exercise subsequent option years. We may also be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or Department of Defense.

Impact of COVID-19

The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19, as well as the emergence of variants, has also created disruptions in the manufacturing, delivery and overall supply chain for manufacturers and suppliers, and has led to a decrease in the need of transportation services around the world.

As a result of the COVID-19 pandemic, we have modified our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in meetings, events and conferences) and implemented additional safety protocols for essential workers. We may take further actions, or modify our COVID-19 related business practices, as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. While the ultimate duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions, the emergence of variants, and vaccine efficacy and uptake, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic, as well as the ultimate impact on our business, remains unknown.

Fully-Integrated Business Model

Our business model is to serve as a fully-integrated eVTOL transportation service provider. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our projections are dependent on certifying and delivering aircraft on time and at a cost that will allow us to offer our service at prices that a sufficient numbers of customers will be willing to pay for the time and efficiency savings they receive from utilizing our eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. The success of our business also is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, high winds, lightning, hail, known icing conditions and/or fog. Our inability to operate safely in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at skyports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal, and human resource functions. Other costs include business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including allocated depreciation, rent, information technology costs and utilities.

We expect our selling, general and administrative expenses to increase as we hire additional personnel and consultants to support our commercialization efforts and comply with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other U.S. Securities and Exchange Commission (“SEC”) rules and regulations.

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

On August 24, 2020 SummerBio raised additional financing through issuing equity instruments to other investors and changed the structure of its board of directors, as a result of which we concluded that on August 24, 2020 we no longer had a controlling interest in SummerBio. We concluded that our retained interest in SummerBio should be accounted for under the equity method. Accordingly, we deconsolidated SummerBio, recognized our remaining investment in SummerBio as an equity investment at a fair value of $5.2 million, derecognized net liabilities of SummerBio of $1.7 million and recognized a gain on deconsolidation of $6.9 million, which is included in other income on the consolidated statement of operations for the year ended December 31, 2020. In December 2021, we recorded a $1.0 million reduction to our investment in SummerBio due to increase in SummerBio employees' stock based awards, which diluted Company's equity interest in SummerBio. We recognized our share of earnings of SummerBio, net of dilution reduction, as income from equity method investment on the consolidated statement of operations for the total amount of $29.4 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively.

Transaction Expenses Related to Merger

Transaction costs consist of legal, accounting, banking fees and other costs that were directly related to the consummation of the Merger. Transaction costs related to the issuance of common shares were recognized in stockholders’ equity. Transaction costs allocated to the 17,130,000 common shares issued to Reinvent Sponsor, LLC ("Sponsor") subject to certain vesting, lock-up and transfer restrictions ("Earnout Shares") were expensed in the consolidated statements of operations upon the completion of the Merger on August 10, 2021.

Gain From Changes in Fair Value of Warrants and Earnout Shares Liabilities

Publicly-traded warrants (“Public Warrants”), and private placement warrants issued to RTP (“Private Placement Warrants”) and Earnout Shares are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period.

Acquisition of Uber Elevate

On January 11, 2021, we completed the acquisition of a portion of Uber Technologies, Inc.’s (“Uber”) business that was dedicated to development of aerial ridesharing (“Uber Elevate”) in exchange for consideration in the form of 8,924,009 shares of Legacy Joby’s Series C redeemable convertible preferred stock. Concurrently with the acquisition of Uber Elevate, we issued to Uber a convertible note for the total principal amount of $75.0 million. We determined that the convertible note included a premium of approximately $0.5 million, which was attributable to the consideration transferred in this acquisition. Upon closing of the Merger, the unpaid principal amount of $75.0 million plus accrued and unpaid interest in the amount of $2.2 million was converted into 7,716,780 shares of common stock of Joby Aviation. Following the acquisition date, the results of operations of Uber Elevate are fully consolidated in our consolidated statement of operations.

Other Acquisitions

On April 6, 2021, we completed the acquisition of an entity engaged in the development of transportation technology with application in the aviation sector, whereby we acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $5.0 million in cash, and (ii) 2,677,200 restricted shares of Legacy Joby Series C Preferred Stock with an aggregate acquisition date fair value of $23.9 million (the "first acquisition"). The Legacy Joby Series C Preferred Stock was converted into an equivalent number of shares of Legacy Joby common stock on a one-to-one basis immediately prior to the closing of the Merger.

On December 21, 2021, we completed the acquisition of an entity engaged in the development of radar systems technology with application in the aviation and other sectors, whereby we acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $2.8 million in cash, and (ii) 340,000 restricted stock units with the aggregate acquisition date fair value of $2.4 million (the "second acquisition").

Upon closing of the acquisitions described above, the former shareholders of the acquired entities became employees and/or consultants of various subsidiaries of Joby Aviation. The shares issued upon conversion of the Series C Preferred Stock and the restricted stock units issued are subject to vesting over a six-year period and are contingent on such holders continuing their employment or consulting relationship. If the former shareholder’s employment or consulting relationship is terminated, all of then unvested shares that were issued as part of the total consideration in connection with the acquisitions described above will be forfeited by such holder (except in certain circumstances, where an employee or consultant is terminated without cause or resigns for good reason, in which case the vesting may be accelerated). Because the vesting is contingent upon the former shareholders’ continued employment or consulting relationship, such shares are considered to be post-combination compensation expense rather than part of the purchase consideration. Therefore, the fair value of the Series C Preferred Stock and restricted stock units of $23.9 million and $2.4 million, respectively, is recognized as a stock-based compensation expense over the six-year vesting term, commencing on the respective acquisition dates.

The first acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The purchase consideration of $5.0 million was allocated to $5.0 million of the acquired in-process research and development (“IPR&D”) assets, $0.1 million of the acquired current liabilities and $0.1 million of acquired current assets. The Company concluded that acquired IPR&D assets are to be used only in specific programs and have no alternative future use if such programs fail to result in a commercialized product. Therefore, the acquired IPR&D assets were written off immediately after the acquisition date and reflected as part of research and development expenses in the consolidated statement of operations.

The second acquisition was accounted for as a business combination because the assets acquired and liabilities assumed constituted a business. The purchase consideration of $2.8 million was allocated to $1.7 million of the acquired intangible assets, primarily developed technology, $1.2 million of the acquired current assets, primarily cash and account receivables, and $0.1 million of the acquired current liabilities.

In-Q-Tel Stock Warrant

On March 19, 2021 we entered into a government grant contract with In-Q-Tel, an independent nonprofit corporation that partners with U.S. intelligence and national security community. Under this agreement, we receive payments from In-Q-Tel for reports on our aircraft's development progress and future services offering. Upon submission of certain specified deliverables, we will receive a total of $1.0 million from In-Q-Tel.

In connection with entering into the government grant contract with In-Q-Tel, Legacy Joby issued the In-Q-Tel Warrant for 68,649 shares of our Legacy Joby Series C redeemable convertible preferred shares with an issuance date fair value of $0.6 million and recognized a respective deferred cost. The deferred cost will be amortized to research and development expenses as we earn the $1.0 million in government grants from In-Q-Tel. In connection with the Merger, the In-Q-Tel Warrant was automatically exercised, on a cashless basis, for Legacy Joby’s Series C redeemable convertible preferred stock, and the Series C redeemable convertible preferred stock was converted into shares of common stock.

Interest and Other Income

Interest income consists primarily of interest earned on our cash and cash equivalents and investments in marketable securities.

Interest Expense

Interest expense consists primarily of the interest on our convertible notes, equipment finance leases and tenant improvement loans. Interest on convertible notes relates to Legacy Joby Series C redeemable convertible preferred notes issued to Uber in January 2021. Upon closing of the Merger, the unpaid principal amount of $75.0 million plus accrued and unpaid interest in the amount of $2.2 million was converted into 7,716,780 shares of common stock of Joby Aviation.

Loss on extinguishment of convertible notes

Upon closing of the Merger, the Legacy Joby Series C redeemable convertible preferred notes issued to Uber converted into 7,716,780 shares of common stock of Joby Aviation and we recognized a loss on extinguishment of convertible notes at the date of the conversion.

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

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	December 31,		Change
	2021	2020	($)	(%)
Operating expenses
Research and development	$197,568	$108,741	88,827	82%
Selling, general and administrative	61,521	23,495	38,026	162%
Total operating expenses	259,089	132,236	126,853	96%
Loss from operations	(259,089)	(132,236)	(126,853)	96%
Interest and other income, net	1,148	5,649	(4,501)	(80)%
Interest expense	(2,426)	(249)	(2,177)	874%
Income from equity method investment	29,405	5,799	23,606	407%
Gain on deconsolidation of subsidiary	—	6,904	(6,904)	(100)%
Transaction expenses related to merger	(9,087)	—	(9,087)	(100)%
Gain from change in fair value of warrants and earnout shares	49,853	—	49,853	100%
Convertible notes extinguishment loss	(665)	—	(665)	(100)%
Total other income, net	68,228	18,103	50,125	277%
Loss before income taxes	(190,861)	(114,133)	(76,728)	67%
Income tax expense (benefit)	(10,537)	31	n.m.	n.m.
Net loss	$(180,324)	$(114,164)	(66,160)	58%

*	n.m. marks changes that are not meaningful.

Research and Development Expenses

Research and development expenses increased by $88.8 million, or 82%, to 197.6 million during the year ended December 31, 2021 from $108.7 million during the year ended December 31, 2020. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased materials used in prototype development and testing. These increases were partially offset by government research and development grants earned through increased operations as part of our Department of Defense contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $38.0 million, or 162%, to $61.5 million during the year ended December 31, 2021 from $23.5 million during the year ended December 31, 2020. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.

Total Other Income, Net

Total other income, net increased by $50.1 million, or 277%, to $68.2 million during the year ended December 31, 2021 from $18.1 million during the year ended December 31, 2020. The increase was primarily driven by a $49.9 million gain from changes in fair value of the Earnout Shares, Public Warrants, and Private Placement Warrants and a $23.6 million increase in equity method investment income from SummerBio, partially offset by $9.1 million of transaction expenses related to the Merger incurred in the year ended December 31, 2021, a $4.5 million decrease related to lower interest rates in the year ended December 31, 2021, a $2.2 million increase in interest expense and a $0.7 million extinguishment loss related to Uber convertible note issued in January 2021 and converted in August 2021.

Income Tax Expense (Benefit)

Income tax benefit of $10.5 million, recorded during the year ended December 31, 2021, is primarily due to the release of deferred tax asset valuation allowance, as the deferred tax liability related to the Uber contractual agreement asset provided the Company with a source of future taxable income.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of redeemable convertible preferred stock and convertible notes. From inception through December 31, 2021, we raised net proceeds of $1,067.9 million from the Merger and $843.3 million from the issuances of Legacy Joby's redeemable convertible preferred stock and convertible notes. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $956.3 million and short-term investment in marketable securities of $343.2 million. Restricted cash, totaling $0.8 million, reflects a security deposit on leased facilities. We believe that our cash on hand will satisfy our working capital and capital requirements for at least the next twelve months.

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

Our principal uses of cash in recent periods were to fund our research and development activities, personnel cost and support services. Near-term cash requirements will also include spending on manufacturing facilities, ramping up production and supporting production certification, scaled manufacturing operations for commercialization, infrastructure and skyport development, pilot training facilities, software development and production of aircraft. We do not have material cash requirements related to current contractual obligations. As such, our cash requirements are highly dependent upon management’s decisions about the pace and focus of both our short and long-term spending.

Cash requirements can fluctuate based on business decisions that could accelerate or defer spending, including the timing or pace of investments, infrastructure and production of aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, and the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies, which could require us to seek additional equity or debt financing. In the event that we require additional financing we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our investments in production operations, the pace of our production ramp-up, infrastructure investments in skyports, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Year Ended December 31,		Change
	2021	2020	($)	(%)
Net cash (used in) provided by:
Operating activities	$(195,749)	$(105,900)	(89,849)	85%
Investing activities	(18,736)	(393,159)	374,423	(95)%
Financing activities	1,092,780	69,220	1,023,560	1479%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$878,295	$(429,839)	$1,308,134	(304)%

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $195.7 million, consisting primarily of a net loss of $180.3 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $26.9 million in stock-based compensation expense, $15.9 million in depreciation and amortization expense, $9.1 million for allocated merger transaction costs, a $5.0 million write-off of acquired in-process research and development assets, $5.0 million in other noncash compensation expense, $4.3 million net accretion and amortization of our investments in marketable securities, $2.2 million in non-cash interest expense and a net decrease in our net working capital of $5.1 million, reflecting primarily increased prepaid expenses for D&O insurance, partially offset by a $49.9 million gain from change in the fair value of warrants and earnout shares, $29.4 million in income from equity method investment and a $10.5 million income tax benefit.

Net cash used in operating activities for the year ended December 31, 2020 was $105.9 million, consisting primarily of a net loss of $114.2 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes a $7.4 million depreciation and amortization expense, $7.2 million in stock-based compensation expense, $1.2 million net accretion and amortization of our investments in marketable securities and a decrease in our net working capital of $5.2 million, primarily related to deconsolidation of SummerBio, and partially offset by $5.8 million in income from equity method investment and a $6.9 million gain on deconsolidation of SummerBio.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was primarily due to purchases of marketable securities of $401.6 million, purchases of property and equipment of $32.3 million and acquisition of assets of $6.9 million, partially offset by proceeds from the sales of marketable securities of $52.4 million and proceeds from maturities of marketable securities of $369.6 million.

Net cash used in investing activities for the year ended December 31, 2020, was primarily due to $23.3 million purchases of property and equipment to support research and development activities and $620.8 million purchases of marketable securities, partially offset by proceeds from maturities of marketable securities of $251.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was primarily due to proceeds from the Merger of $1,067.9 million and issuance of a convertible note to Uber for a net amount of $75.0 million, $1.5 million from exercise of stock options and stock purchase rights and issuance common stock warrants, partially offset by payments for deferred offering costs of $50.4 million, $0.9 million of repayments for capital lease obligations and repayment of tenant improvement loan of $0.2 million.

Net cash provided by financing activities for the year ended December 31, 2020 was primarily due to proceeds from the issuance of Series C redeemable convertible preferred shares for a net amount of $69.9 million, partially offset by repayment of a capital lease obligation of $0.6 million.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies and estimates to be critical to the preparation of our consolidated financial statements.

Stock-Based Compensation

We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility we use to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, we determine whether an adjustment to the observable market price is required. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation, and account for forfeitures as they occur. We selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.

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

Given the absence of a public trading market of our common stock, prior to the Merger, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (“Practice Aid”), our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

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

Application of these approaches and methodologies involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable public companies and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of Legacy Joby common stock. Following the Merger, it is not necessary to determine the fair value of Joby Aviation common stock as the shares are traded in a public market.

Changes in the Estimated Fair Value of Legacy Joby Common Stock During the Periods Presented

Below we present a discussion regarding material differences between the valuations used to determine the pre-Merger fair value of our common stock relative to the fair value implied by the Merger.

Valuation History - In April 2020 and September 2020, Legacy Joby common stock value was determined to be $2.92 per share and $4.86 per share, respectively.

In 2020, the Legacy Joby common stock price increased mainly due to gradual improvements we made in research and development. In 2020, we entered into a strategic partnership with Toyota, whose partnership brings scaled manufacturing experience and quality to our operations. Further in 2020, to our knowledge, we became the first company to agree to a G-1 certification basis for aircraft with the FAA. In addition, we received the U.S. Air Force’s first military airworthiness approval for an eVTOL passenger aircraft.

In December 2020, we started to investigate entering into a transaction with a SPAC. From December 2020 through January 2021, there were initial SPAC meetings, and a non-binding LOI was executed on January 22, 2021. The LOI set forth the basic terms of a potential transaction between Legacy Joby and RTP, contemplating a pre-money equity value of $5,000.0 million for Legacy Joby as well as a PIPE Investment of between $310 million and $510 million in the aggregate, subject to finalization of due diligence, negotiation and execution of definitive agreements, and obtaining sufficient commitments from PIPE Investors.

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

Below is the summary of 409A valuation reports received during 2020 and 2021.

409A Valuation Date	Common Stock Fair Value
12/23/2019 (1)	$2.28
4/20/2020 (2)	$2.92
9/30/2020 (2)	$4.86
1/11/2021 (3)	$8.23
2/23/2021 (4)	$8.60
6/14/2021 (5)	$8.97

(1) For the December 2019 409A valuation, we applied a market-based valuation approach to determine the common stock fair value. To arrive at the fair value of common stock, Legacy Joby assigned 100% weighting to OPM.

(2) For the April 2020 and September 2020 409A valuations, we applied valuation methods that relied on a continuing operations scenario approach, whereby during the periods discussed above, the time to liquidity was approximately two to two and a half years, as adjusted as appropriate depending on the valuation date.

(3) With the signing of the LOI with RTP on January 22, 2021, we adjusted our valuation assumptions in the January 11, 2021 409A valuation report. Specifically, beginning with the January 11, 2021 409A valuation, we utilized a combination approach relying on (1) a continued operations scenario and (2) a transaction scenario, which we described as the hybrid method (the “Hybrid Method”). The Hybrid Method is appropriate for a company expecting a near term liquidity event, but where, due to market or other factors, the likelihood of completing the liquidity event is uncertain. The Hybrid Method is also appropriate when various possible future outcomes are assumed by management. The Hybrid Method considers a company’s going concern nature, stage of development and the Company’s ability to forecast near and long-term future liquidity scenarios. The Hybrid Method was deemed the most appropriate due to the execution of the LOI. The outcomes of each scenario are assigned a probability, and a future equity value under each outcome is then estimated.

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

Impact on Measurement of Share-based Payment Awards — We granted approximately 14.3 million options during the year ended December 31, 2020. During the year ended on December 31, 2021, we granted approximately 10.6 million restricted stock units. The following chart reflects the date of the option grant, the number of awards granted, and the fair value of the underlying common stock used to value such awards for accounting purposes. Such options were measured at fair value on the date of grant.

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

We have not identified any events and circumstances that would indicate that our long-lived assets may be impaired. Accordingly, we have not recorded any impairment charge our existing property and equipment during the twelve months ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2 of our consolidated financial statements included elsewhere in this Annual Report on From 10-K for more information regarding recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the "Securities Act") or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. RTP was an “emerging growth company” as defined in Section 2(a) of the Securities Act and had elected to take advantage of the benefits of this extended transition period.

We plan to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company and (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,299.6 million as of December 31, 2021. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.

Foreign Currency Risk

We are not exposed to significant foreign currency risks related to our operating expenses as our foreign operations are not material to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

JOBY AVIATION, INC.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Joby Aviation, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Joby Aviation, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 25, 2022

We have served as the Company’s auditor since 2020.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$955,563	$77,337
Short-term investments	343,248	368,587
Total cash, cash equivalents and short-term investments	1,298,811	445,924
Other receivables	2,315	2,227
Prepaid expenses and other current assets	17,416	3,032
Total current assets	1,318,542	451,183
Property and equipment, net	53,155	34,126
Restricted cash	762	693
Equity method investment	20,306	10,990
Intangible assets	14,512	—
Goodwill	10,757	—
Other non-current assets	70,321	262
Total assets	$1,488,355	$497,254
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$3,637	$4,928
Tenant improvement loan, current portion	265	244
Capital lease, current portion	771	792
Deferred rent, current portion	384	295
Accrued expenses and other current liabilities	8,791	1,746
Total current liabilities	13,848	8,005
Tenant improvement loan, net of current portion	682	946
Capital lease, net of current portion	672	661
Deferred rent, net of current portion	937	1,321
Warrant liability	44,902	—
Earnout shares liability	109,844	—
Stock repurchase liability	711	1,177
Total liabilities	171,596	12,110
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock: $0.0001 par value - No shares and 364,736,032 shares authorized at December 31, 2021 and 2020,respectively. No shares and 332,764,215 shares issued and outstanding at December 31, 2021 and 2020, respectively (Cumulative liquidation preference $769,679 at December 31, 2020)	—	768,312
Stockholders’ equity (deficit):
Preferred stock: $0.0001 par value - 100,000,000 shares and no shares authorized at December 31, 2021 and 2020, respectively. No shares issued and outstanding at December 31, 2021 and 2020, respectively.	—	—
Common stock: $0.0001 par value - 1,400,000,000 and 517,865,383 shares authorized at December 31, 2021 and 2020, 604,174,329 and 122,058,940 shares issued and outstanding at December 31, 2021 and 2020, respectively	60	—
Additional paid-in capital	1,793,431	12,591
Accumulated deficit	(476,610)	(296,286)
Accumulated other comprehensive income (loss)	(122)	527
Total stockholders’ equity (deficit)	1,316,759	(283,168)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,488,355	$497,254

The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development (including related party purchases of $2,339 and $1,249 for the years ended December 31, 2021 and 2020, respectively)	$197,568	$108,741
Selling, general and administrative (including related party purchases of $533 and $220 for the years ended December 31, 2021 and 2020, respectively)	61,521	23,495
Total operating expenses	259,089	132,236
Loss from operations	(259,089)	(132,236)
Interest and other income, net	1,148	5,649
Interest expense	(2,426)	(249)
Income from equity method investment	29,405	5,799
Gain on deconsolidation of subsidiary	—	6,904
Transaction expenses related to merger	(9,087)	—
Gain from change in fair value of warrants and earnout shares	49,853	—
Convertible note extinguishment loss	(665)	—
Total other income, net	68,228	18,103
Loss before income taxes	(190,861)	(114,133)
Income tax expense (benefit)	(10,537)	31
Net loss	$(180,324)	$(114,164)
Net loss per share, basic and diluted	$(0.61)	$(1.10)
Weighted-average common shares outstanding, basic and diluted	294,851,732	103,946,993

The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(180,324)	$(114,164)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(546)	321
Foreign currency translation gain (loss)	(103)	234
Total other comprehensive income (loss)	(649)	555
Comprehensive loss	$(180,973)	$(113,609)

The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity (Deficit)
Balance at January 1, 2020	320,181,375	$698,452	121,537,571	$12	$4,945	$(182,122)	$(28)	$(177,193)
Net loss	—	—	—	—	—	(114,164)	—	(114,164)
Other comprehensive income	—	—	—	—	—	—	555	555
Issuance of redeemable convertible preferred stock, net of issuance costs of $640	12,582,840	69,860	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	708,514	—	129	—	—	129
Repurchase of common stock	—	—	(187,145)	—	(1)	—	—	(1)
Vesting of early exercised stock options	—	—	—	—	321	—	—	321
Stock-based compensation expense	—	—	—	—	7,185	—	—	7,185
Balance at December 31, 2020	332,764,215	$768,312	122,058,940	$12	$12,579	$(296,286)	$527	$(283,168)
Net loss		—	—	—	—	(180,324)	—	(180,324)
Other comprehensive loss	—	—	—	—	—	—	(649)	(649)
Issuance of redeemable convertible preferred stock	11,601,210	77,619	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,435,543	—	1,113	—	—	1,113
Issuance of common stock upon vesting of restricted stock units	—	—	26,634	—	—	—	—	—
Issuance of common stock upon exercise of SVB warrants	—	—	752,732	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon exercise of In-Q-Tel warrants	68,629	—	—	—	691	—	—	691
Issuance of common stock upon conversion of Uber convertible notes	—	—	7,716,780	1	77,398	—	—	77,399
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(344,434,054)	(845,931)	344,434,054	34	845,897	—	—	845,931
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	127,333,290	13	823,167	—	—	823,180
Repurchase of common stock	—	—	(138,291)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	568	—	—	568
Stock-based compensation expense	—	—	—	—	26,932	—	—	26,932
Other noncash compensation expense	—	—	—	—	5,086	—	—	5,086
Cancelation of common shares upon reorganization, net	—	—	(445,353)	—	—	—	—	—
Balance at December 31, 2021	—	$—	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759

The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(180,324)	$(114,164)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	15,943	7,404
Non-cash interest expense and amortization of debt costs	2,893	—
Stock-based compensation expense	26,932	7,185
Other non-cash compensation expense	5,046	—
Gain from change in the fair value of warrants and earnout shares	(49,853)	—
Loss from transaction costs related to merger	9,087	—
Write-off of in-process research and development project	5,030	—
Income from equity method investment and gain on deconsolidation (Note 2)	(29,405)	(12,703)
Net accretion and amortization of investments in marketable debt securities	4,335	1,179
Deferred income taxes	(10,544)	—
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(11,807)	(3,101)
Other non-current assets	10,480	(82)
Accounts payable and accrued and other liabilities	6,438	8,382
Net cash used in operating activities	(195,749)	(105,900)
Cash flows from investing activities
Purchase of marketable securities	(401,626)	(620,781)
Proceeds from sales of marketable securities	52,448	28,660
Proceeds from maturities of marketable securities	369,636	222,675
Purchases of property and equipment	(32,340)	(23,306)
Disposal of cash on deconsolidation of subsidiary	—	(407)
Acquisitions, net of cash	(6,854)	—
Net cash used in investing activities	(18,736)	(393,159)
Cash flows from financing activities
Proceeds from issuance of Series C redeemable convertible preferred stock, net	—	69,860
Proceeds from merger	1,067,922	—
Payments for offering costs	(50,391)	—
Proceeds from issuance of convertible notes	74,972	—
Proceeds from the exercise of stock options and warrants issuance	1,456	369
Repayments of tenant improvement loan and capital lease obligation	(1,179)	(1,009)
Net cash provided by financing activities	1,092,780	69,220
Net change in cash, cash equivalents and restricted cash	878,295	(429,839)
Cash, cash equivalents and restricted cash, at the beginning of the year	78,030	507,869
Cash, cash equivalents and restricted cash, at the end of the year	$956,325	$78,030
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$955,563	$77,337
Restricted cash	762	693
Cash, cash equivalents and restricted cash in consolidated balance sheets	$956,325	$78,030
Non-cash investing and financing activities
Unpaid property and equipment purchases	$654	$1,806
Property and equipment purchased through capital leases	$926	$—
Uber Elevate acquisition in exchange for Series C preferred stock	$34,216	$—
Uber contractual agreement in exchange for Series C preferred stock	$42,938	$—
Conversion of Uber note payable to Series C preferred stock	$77,399	$—
Conversion of preferred stock	$846,622	$—
Net non-cash assets acquired in merger	$1,159	$—
Deconsolidation of net liabilities of fully owned subsidiary due to loss of control	$—	$1,713

The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company and Nature of Business

Description of Business

Joby Aviation, Inc. (“Joby Aviation” or the “Company”) is a vertically integrated air mobility company that is building a clean and quiet, fully electric vertical takeoff and landing (“eVTOL”) aircraft to be used by the Company to deliver passenger and freight air transportation as a service. The Company is headquartered in Santa Cruz, California.

Merger with RTP

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

The Merger, together with the other transactions described in the Merger Agreement and the PIPE Financing (as defined in Note 3, “Reverse Recapitalization,” below), are referred to herein as the (“Reverse Recapitalization”). The number of Legacy Joby common shares and redeemable convertible preferred shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement. Please refer to Note 3, “Reverse Recapitalization,” for more details.

Significant Risks and Uncertainties

Management expects losses and negative cash flows to continue for the foreseeable future, primarily as a result of continued research and development efforts. The Company historically funded its research and development efforts through equity and debt issuances. In 2020, the Company received $70.5 million in gross proceeds from additional issuances of Legacy Joby Series C Preferred Stock. In January 2021, the Company received $75.0 million in gross proceeds from the issuance of a convertible promissory note. In August 2021, the Company raised approximately $1.0 billion in net proceeds from the Reverse Recapitalization (see Note 3. Reverse Recapitalization). Failure to raise additional funding or generate sufficient positive cash flows from operations in the longer term could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company operates in a dynamic high-technology industry. The Company is subject to a number of risks, including the possibility of the UAM market not achieving its expected potential; its ability to secure adequate infrastructure such as airports; the likelihood that aircrafts produced may not meet the required safety and performance standards; its ability to obtain relevant regulatory approvals for the commercialization; prospects of the U.S. government to modify or terminate existing contracts; and its capability to raise future capital when needed.

The Company's foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing income tax and other laws, possible limitations on foreign investment and income repatriation, government pricing or foreign exchange controls, and restrictions on currency exchange.

In March, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and recommended containment measures worldwide. To comply with the recommended containment measures and protect its employees, the Company implemented alternative work arrangements for its employees and limited its employees’ travel activities. Although some of the governmental restrictions have since been lifted or scaled back, recent and future surges of COVID-19 may result in restrictions being re-implemented in response to efforts to reduce the spread of COVID-19.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments, or the Company, may take, any resurgence of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which the Company operates. The COVID-19 pandemic could disrupt the operations of the Company’s third-party manufacturers, suppliers and certification agencies. The Company cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors. The Company is working closely with its manufacturing partners and suppliers to help ensure the Company is able to continue its research and development activities necessary to complete the development of its eVTOL aircraft and commence delivery of its services. The impact of COVID on certification agencies is also unknown and may affect the timeline to certify the Company's aircraft.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, cash flows and footnotes as of December 31, 2021 and 2020, and for the years then ended.

Foreign Currency

The Company determined that the local currency is the functional currency for its foreign operations. Assets and liabilities of each foreign subsidiary are translated to United States dollars using the current exchange rate at the balance sheet date. Revenues and expenses are translated using the average exchange rate during the period. Cumulative translation adjustments related to the Company's foreign subsidiaries are reflected as a separate component of stockholders’ deficit. Net gains and losses resulting from foreign currency transactions are included in interest and other income, net in the accompanying consolidated statements of operations.

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

The Company evaluated the Common Stock Warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Common Stock Warrants includes provisions which could result in a different settlement value, for the Private Placement Warrants depending on their holder, and for Public Warrants depending on the registration status of the underlying shares. Because these conditions are not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Common Stock Warrants are not considered to be indexed to the Company’s own stock. The Company recorded these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date.

During the year ended December 31, 2021, no Common Stock Warrants were exercised.

Earnout Shares Liability

In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement, Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified Release Events, as further described in Note 11. In accordance with ASC 815-40, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, expenses, and disclosure of contingent assets and liabilities. The most significant estimates are related to the valuation of common stock, stock-based awards, preferred stock, preferred stock warrants, earnout shares, common stock warrants, intangible assets acquired, the valuation of and provisions for income taxes and contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under related circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

Segments

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as one operating segment because its CODM, who is its Chief Executive Officer, reviews Company's financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning of components below the consolidated level.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, other receivables, accounts payable, accrued liabilities, short-term and long-term debt, redeemable convertible preferred stock, common stock warrants, redeemable convertible preferred stock warrants, common stock warrants and Earnout Shares Liability. The carrying amounts of cash and cash equivalents, short-term investments, other receivables, accounts payable, and accrued and other current liabilities approximate their fair values due to the short time to the expected receipt or payment. The carrying amount of the Company’s short-term debt approximates its fair value as the effective interest rate approximates market rates currently available to the Company. Common stock warrants which are initially recorded in equity at the value allocated to them are not subject to remeasurement in subsequent periods. At initial recognition, the Company recorded the redeemable convertible preferred stock warrant liability, common stock warrants liabilities and Earnout Shares Liability on the balance sheet at their fair value. The redeemable convertible preferred stock warrant liability, common stock warrants liabilities and Earnout Shares Liability are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income, net in the consolidated statements of operations.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and restricted cash, short-term investments and other receivables. At December 31, 2021 and 2020, cash and cash equivalents consisted of cash deposited with domestic and foreign financial institutions that are of high-credit quality. The Company is exposed to credit risk in the event of default by the domestic financial institutions to the extent that cash and cash equivalent deposits are in excess of amounts insured by the Federal Deposit Insurance Corporation. Foreign cash balances are not insured. The Company has not experienced any losses on its deposits since inception. Short-term investments consist of government and corporate debt securities and corporate asset backed securities that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.

The Company’s other receivables are due from United States government agency under the Company’s government grant contracts. At December 31, 2021 and 2020, these two agencies accounted for 6% and 89% of the Company’s other receivables, respectively. At December 31, 2021, 79% of other receivables was owed to us by Uber related to cash withheld by Uber for vesting of shares to employees acquired in Uber Elevate acquisition (see Note 5). The Company provides for uncollectible amounts when specific credit problems are identified. In doing so, the Company analyzes historical bad debt trends, debtor creditworthiness, current economic trends, and changes in debtor payment patterns when evaluating the adequacy of the allowance for doubtful accounts.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2021 and 2020, restricted cash relates primarily to collateral for a lease obligation.

Marketable Debt Securities

The Company classifies marketable debt securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable debt securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. These marketable debt securities are carried at fair value and unrealized gains and losses are recorded in other comprehensive income, which is reflected as a component of stockholders’ equity (deficit). These marketable debt securities are assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. Realized gains and losses from the sale of marketable debt securities and declines in value deemed to be other than temporary are determined based on the specific identification method. Realized gains and losses are reported in other income, net in the consolidated statements of operations.

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

In August, 2020 SummerBio raised additional financing through issuing equity instruments to related parties, and changed the structure of its board of directors. As a result, the Company’s voting interest was reduced to approximately 61.5% and the Company would no longer nominate a majority of the members of SummerBio’s board of directors. The Company concluded that in August 2020, it did not have the ability to direct the decisions that most significantly impact SummerBio's economic performance, but that the Company still maintained influence over SummerBio. The Company has determined that it is not the primary beneficiary SummerBio and, therefore, accounts for its investment in SummerBio under the equity method of accounting.

Accordingly, the Company deconsolidated SummerBio, recognized its remaining investment in SummerBio at fair value of $5.2 million as an equity method investment, derecognized net liabilities of SummerBio of $1.7 million and recognized the resulting gain on deconsolidation of $6.9 million, which is included in other income on the consolidated statement of operations for the year ended December 31, 2020.

At deconsolidation, the fair value of the Company’s remaining investment in SummerBio was determined by management, with the assistance of a third-party valuation specialist. To calculate the total equity value of SummerBio, management used the back-solve method, solving for a total equity value that resulted in Series A preferred unit value consistent with its issuance price of $0.375 per unit. The Company then used the option pricing model to calculate its remaining interest in SummerBio. Management also applied discount due to lack of marketability which was calculated at 14.4%. The key assumptions in the back-solve option pricing method analysis included:

•
Back-solve security value – Series A preferred units issued at a price per unit of $0.375;
•
Option term – five years based upon the current state of development of SummerBio;

•
Risk-free rate – 0.28%, which represents the five-year constant maturity U.S. Treasury Bonds as of the valuation date;
•
Volatility – stock price volatility was estimated at 39.5% based upon an analysis of historical volatilities of a peer group of companies;
•
Option value allocation percentages – allocation percentages ranged between 19.2% - 100%.

The Company recognized its share of earnings of SummerBio as Income from equity method investment on the consolidated statement of operations for the total amount of $29.4 million and $5.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2020, the Company’s ownership interest in SummerBio was approximately 45.5% and it was entitled to nominate one member of SummerBio’s board of directors. Summerbio is a related party of the Company. In December 2021, an increase in the number of profit units for SummerBio employees' stock based awards diluted Company's equity interest in SummerBio to 43.4% for which the Company recorded a $1.0 million decrease to its investment in SummerBio.

At December 31, 2021 and 2020, the Company reviewed its investment in SummerBio for impairment by determining whether events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. The Company determined that the carrying value of the investment did not exceed its fair value and, therefore, there are no indicators that its investment in SummerBio is impaired. In making this judgment, the Company considered all quantitative and qualitative evidence available to the Company at the time of the review.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, generally two to ten years. Leasehold improvements and equipment finances under capital leases are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

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

Goodwill

Goodwill is recorded when the consideration transferred for a business acquisition exceeds the fair value of net identifiable assets and liabilities acquired. Goodwill is measured and tested for impairment annually on the first business day of the fiscal fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may exceed its implied fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of goodwill’s reporting unit is less than its carrying amount, however the Company may determine to proceed directly to the quantitative impairment test.

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

Intangible Assets

Intangible assets include identifiable intangible assets, primarily software technologies resulting from acquisitions (see Note 5). Acquired intangible assets are initially recorded at fair value. The fair value of software technologies is estimated on the basis of replacement cost and the fair value of contractual agreement asset is based primarily on the discounted cash flow model. Software technologies are amortized on a straight-line basis over their estimated useful lives, generally 3 to 5 years. The Company’s estimates of useful lives of intangible assets are based on cash flow forecasts which incorporate various assumptions, including forecasted remaining useful life until technological obsolescence of software.

Contractual Agreement

The Company's contractual agreement asset (see Note 5) is classified as other non-current assets on the consolidated balance sheet. The Company will amortize the contractual agreement asset in proportion to the estimated incremental cash flows earned under the agreement over an estimated period of three years. The Company expects to begin generating incremental cash flows under the contractual agreement asset in 2024.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of the asset may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets in 2021 and 2020.

Leases

Leases are evaluated and recorded as capital leases if one of the following is true at inception: (a) the present value of minimum lease payments meets or exceeds 90% of the fair value of the asset, (b) the lease term is greater than or equal to 75% of the economic life of the asset, (c) the lease arrangement contains a bargain purchase option, or (d) title to the property transfers to the Company at the end of the lease. The Company records an asset and liability for capital leases at present value of the minimum lease payments based on the incremental borrowing rate. Assets are depreciated over the useful life in accordance with the Company’s depreciation policy while rental payments and interest on the liability are accounted for using the effective interest method.

Leases that are not classified as capital leases are accounted for as operating leases. Operating lease agreements that have tenant improvement allowances are evaluated for lease incentives. For leases that contain escalating rent payments, the Company recognizes rent expense on the straight-line basis over the lease term, with any lease incentives amortized as a reduction of rent expense over the lease term.

Government Grants

The Company receives payments from government entities under non-refundable grants in support of the development of its technology and future services offering. US GAAP for profit-oriented entities does not define government grants; nor is there specific guidance applicable to government grants. Under the Company’s accounting policy for government grants and consistent with non-authoritative guidance, grants are recognized on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate and are presented as a reduction of research and development expenses in the consolidated statement of operations. A grant that is compensation for expenses or losses already incurred, or for which there are no future related costs, is recognized in the consolidated statement of operations in the period in which it becomes receivable as a reduction of research and development expenses.

Research and Development

The Company expenses research and development costs as incurred. Research and development expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation, costs of consulting, equipment and materials, depreciation and amortization and allocations of overhead, including rent, information technology costs and utilities. Research and development expenses are partially offset by payments the Company received in the form of government grants, including those received under the Agility Prime program.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal and human resource functions. Other costs include business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including allocated depreciation, rent, information technology costs and utilities.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2021 and 2020 were $0.2 million and $0.1 million, respectively, included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.

In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. Based on the level of historical losses, the Company has established a full valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized.

A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the taxing authorities, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related liabilities line in the consolidated balance sheets.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the redeemable convertible preferred stock, common stock warrants, common stock subject to repurchase, stock options and earnout shares are considered to be potentially dilutive securities.

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per common share is the same as basic net loss per common share for those periods.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during the period from nonowner sources. The Company’s comprehensive loss consists of its net loss, its cumulative translation adjustments, and its unrealized gains or losses on available-for-sale debt securities.

Stock-Based Compensation

The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility that the Company uses to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, the Company determines whether an adjustment to the observable market price is required. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation, and accounts for forfeitures as they occur. The Company selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.

Fair Value of Common Stock

Prior to the Merger on August 10, 2021, the fair value of the Company’s common stock was determined by the board of directors with assistance from management and, in part, on input from an independent third-party valuation firm. The board of directors determines the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

Redeemable Convertible Preferred Stock

Prior to the Merger on August 10, 2021, the redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in the event of certain events considered not solely within the Company’s control, such as a merger, acquisition, and sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the redeemable convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then-outstanding shares. The Company had not adjusted the carrying values of the redeemable convertible preferred stock to the redemption amount of such shares because it was uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock. All redeemable convertible preferred stock converted to common stock as a result of the Merger (see Note 3).

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU No. 2016-02. These ASUs require an entity to recognize a lease liability and a ROU asset in the balance sheets for leases with lease terms of more than 12 months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance-sheet financing. This guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect a modified retrospective transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. The Company is currently evaluating, but has not yet completed, the assessment of the quantitative impact that adopting these ASUs will have on its consolidated financial statements and assessing any changes to its processes and controls. The adoption of these ASUs will result in the recognition of right-of-use assets and the corresponding lease liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The guidance is effective for the Company beginning in the first quarter of 2023. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation and modified the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company is evaluating the effect of this guidance on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 31, 2022. The Company does not expect the adoption of this new standard to have a material impact on the Company's consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 - a consensus of the FASB Emerging Issues Task Force, which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on the Company's consolidated financial statements.

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

Upon the consummation of the Merger, the Company gave effect to the issuance of 127,333,290 shares of Common Stock for the previously issued RTP common stock and PIPE Shares that were outstanding at the Closing Date. The Company raised $1,067.9 million of proceeds including the contribution of $232.9 million of cash held in RTP's trust account from its initial public offering, net of redemptions of RTP public stockholders of $424.2 million and reimbursements for RTP's expenses of $33.3 million, and $835.0 million of cash in connection with the PIPE Financing. The Company incurred $50.4 million of transaction costs, consisting of banking, legal, and other professional fees, of which $41.3 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $9.1 million was related to Earnout Shares and was expensed immediately upon consummation of the Merger as transaction expenses related to the Merger in the consolidated statements of operations.

Note 4. Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 2 and Level 3 liabilities. Company classifies the Private Placement Warrants within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company's Public Warrants. The Company classifies the redeemable convertible preferred stock warrant and the Earnout Shares Liability within Level 3. The Common Stock Warrant and Earnout Shares Liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in other income, net, in consolidated statements of operations.

The following tables sets forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$929,842	$—	$—	$929,842
Cash equivalents	929,842	—	—	929,842
Term deposits	—	40,069	—	40,069
Asset backed securities	—	69,496	—	69,496
Government debt securities	—	47,308	—	47,308
Corporate debt securities	—	186,376	—	186,376
Available-for-sale investments	—	343,249	—	343,249
Total fair value of assets	$929,842	$343,249	$—	$1,273,091

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$26,910	—	—	$26,910
Common stock warrant liabilities (Private Placement)	—	17,992	—	17,992
Earnout Shares Liability	—	—	109,844	109,844
Total fair value of liabilities	$26,910	$17,992	$109,844	$154,746

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$74,049	$—	$—	$74,049
Cash equivalents	74,049	—	—	74,049
Asset backed securities	—	52,022	—	52,022
Government debt securities	—	57,829	—	57,829
Corporate debt securities	—	258,736	—	258,736
Marketable debt securities	—	368,587	—	368,587
Total fair value of assets	$74,049	$368,587	—	$442,636

The following is a summary of the Company’s available-for-sale securities (in thousands):

	December 31, 2021
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Assets measured at fair value
Term deposits	$40,069	—	$—	$40,069
Asset backed securities	69,579	—	(83)	69,496
Government debt securities	47,355	—	(47)	47,308
Corporate debt securities	186,471	—	(95)	186,376
Total	$343,474	$—	$(225)	$343,249

	December 31, 2020
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Asset backed securities	$51,938	$84	—	$52,022
Government debt securities	57,826	3	—	57,829
Corporate debt securities	258,502	234	—	258,736
Total	$368,266	$321	—	$368,587

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the year ended December 31, 2021 and 2020.

In the year ended December 31, 2020, the Company did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of other income within the consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	In-Q-Tel Warrant Liability	Earnout Shares Liability
Fair value as of January 1, 2021	$—	$—
Initial fair value of the In-Q-Tel warrant liability	602	—
Earnout Shares Liability recognized upon the closing of the reverse recapitalization	—	149,911
Change in fair value	89	(40,067)
Extinguishment of Legacy Joby In-Q-Tel warrant liability to common stock upon the reverse recapitalization	(691)	—
Fair value as of December 31, 2021	$—	$109,844

The fair values of the In-Q-Tel warrant liability and Earnout Shares Liability (see Note 11) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the In-Q-Tel warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 11).

Note 5. Acquisitions

Acquisition of Uber Elevate

On January 11, 2021, the Company entered into certain agreements with Uber Technologies, Inc. (“Uber”), under which it acquired Uber Elevate, Inc. (“Uber Elevate”), a portion of Uber's business dedicated to development of aerial ridesharing, issued to Uber a Convertible Promissory Note (“Uber CPN”) and entered into a collaboration agreement with Uber (the “Uber Agreement”).

During the fourth quarter of 2021, the Company recorded tax related measurement period adjustments to recognize deferred tax assets and liabilities reflecting tax versus book differences for assets acquired during the Uber Elevate transaction. In relation to these adjustments, the Company updated the allocation of the total consideration between the Uber Elevate business acquisition and the collaboration agreement’s contractual asset. The adjustments reflect tax related facts and circumstances in existence as of the acquisition of Uber Elevate, the valuation of which was finalized during the fourth quarter of 2021. The impact of these adjustments resulted in an increase of $5.8 million in goodwill, an increase of $6.2 million in deferred tax assets, an increase of $4.7 million in the contractual agreement asset, offset by a deferred tax liability of $16.7 million. In addition, the Company released a deferred tax asset valuation allowance resulting in an income tax benefit of $10.5 million, as the deferred tax liability provided the Company with a source of future taxable income.

Uber Elevate was a business incubated within Uber, which had developed multiple proprietary software technologies and built a highly skilled engineering team focused on multimodal ride sharing coordination, connected airspace management, urban transportation and simulation, and certifiable aviation grade battery technology. The Uber Elevate acquisition was intended to complement the Company’s existing technologies and expertise necessary to gain integration into the Uber app and progress commercialization of aerial ridesharing services. In accordance with the Share Purchase Agreement between the Company, Uber and Uber Elevate (the “Share Purchase Agreement”), the Company acquired all outstanding common shares of Uber Elevate and certain other assets (see below) in exchange for 8,924,009 shares of Legacy Joby Series C redeemable convertible preferred stock. At the acquisition date, the fair value of the Legacy Joby Series C redeemable convertible preferred stock was $8.70 per share, resulting in the total fair value of consideration transferred to Uber of $77.6 million. The fair value of Legacy Joby Series C redeemable convertible preferred stock was estimated using a multi-scenario option pricing method model, consistent with the approach employed to value the Company's common stock. This model specifically considered the potential for the conversion of Legacy Joby Series C redeemable convertible preferred stock to common stock on a 1-for-1 basis in the event of a merger with (or acquisition of) a special purpose acquisition company ("SPAC").

No single identifiable assets or group of similar identifiable assets of Uber Elevate represented substantially all of the fair value of the gross assets acquired. Further, the Uber Elevate acquisition included inputs, represented by tangible assets and developed software technologies, and processes, represented by an experienced workforce, which together significantly contribute to Uber Elevate’s ability to create outputs, represented by commercialization of aerial ridesharing. The Company concluded that Uber Elevate represented a business, and acquisition of Uber Elevate was accounted as a business combination.

Under the terms of the Share Purchase Agreement, certain employees of Uber Elevate who continued their employment with the Company following the acquisition of Uber Elevate were allowed to retain their unvested Uber restricted stock unit awards ("RSUs") that would otherwise have vested on or prior to December 16, 2021, provided that such employees remain employed by the Company through December 16, 2021 (the “Uber RSU Provision”). All RSUs subject to the Uber RSU provision vested on December 16, 2021. This incentive was provided by Uber to such employees to ensure successful integration of Uber Elevate and progress of the development efforts under Uber Agreement (see below). Because Uber is also a holder of pecuniary interest in the Company, the Company concluded that the Uber RSU Provision in substance represents non-cash compensation of the Company. The total fair value of the non-cash compensation as of the vesting date was $5.0 million and was recognized over the period between the acquisition date and December 16, 2021. $5.0 million was recognized as other non-cash compensation during the year ended December 31, 2021. $4.6 million and $0.4 million are included in research and development expenses and selling, general and administrative expenses, respectively.

The Uber CPN was issued in exchange for gross proceeds of $75.0 million, which is the note’s face amount. The Uber CPN bore interest at simple interest rate of 5% per annum and matured two years after its issuance. Uber CPN was convertible into common or preferred stock of Legacy Joby, depending on the occurrence or non-occurrence of various equity financing scenarios, including an IPO or a merger with (or acquisition of) a SPAC. The Uber CPN was issued at a premium, as its fair value at issuance was $74.5 million, $0.5 million below its face amount. Because the Uber CPN was considered a transaction separate from the business combination, but would not have been entered into absent the business combination, the Company recognized the $0.5 million premium at issuance of Uber CPN as a reduction of the total consideration transferred to Uber for the acquisition of the Uber Elevate. Upon closing of the Merger, the unpaid principal amount of $75.0 million plus accrued and unpaid interest in the amount of $2.2 million was converted into 7,716,780 shares of common stock of Joby Aviation.

Under the terms of the Uber Agreement, the Company and Uber agreed to continue focused development of their respective existing technologies to achieve mutual integration of their transportation services offerings to their customers.

Under the Uber Agreement, the Company and Uber agree to work together to enable seamless passenger services across their respective businesses and for customers of either company to be able to order the services of the other party via their respective applications. The Uber Agreement includes terms governing the software integration and data-sharing that will be necessary to enable such services across one or both businesses, regardless of the initial platform or combination of services requested by the passenger. As part of the Uber Agreement, the Company commits to continue developing its passenger air mobility services and that Uber’s customers will be able to purchase the Company’s air mobility services through the Uber app. Similarly, Uber commits to enable its customers to order the Company’s services or combined services through the Uber app. The parties also intend to work together to enable Uber to fulfill “last mile” terrestrial ride services to and from the Company’s air mobility services end points. The parties intend to market to their respective customers and generally the availability of the other’s services. The Uber Agreement also includes terms regarding branding to be incorporated into the parties’ respective ride-hailing applications, as well as a management process for the two parties to work together in both the development and commercialization phases contemplated by the agreement. The Uber Agreement further makes clear that each party retains independence in setting the prices for its own services. Finally, the Uber Agreement contains standard and customary intellectual property cross-licensing and intellectual property ownership terms, limitations of liability clauses, indemnification, dispute resolution, and other typical commercial terms.

The Uber Agreement embodies significant benefits to the Company, consisting primarily of customer demand aggregation, improved load factor as well as favorable commissions. The fair value of the asset representing these benefits (the “contractual agreement asset”) at inception was $49.5 million. The Company considered whether the Uber Agreement, entered into concurrently with the Share Purchase Agreement, is a part of the Uber Elevate business combination, or is a separate transaction. Under ASC 805, a transaction entered into by or on behalf of the acquirer or primarily for the benefit of the acquirer or the combined entity, rather than primarily for the benefit of the acquiree (or its former owners) before the combination, is likely to be a separate transaction. The Uber Agreement contains features, which in combination result in significant financial and other benefits primarily to the Company. Accordingly, the Company concluded that the Uber Agreement represents a transaction separate from the Uber Elevate acquisition.

Because the Uber Agreement was not a part of the Uber Elevate business combination, the Company used the relative fair value method to allocate the total consideration transferred to Uber between the purchase consideration for acquiring Uber Elevate business and the contractual agreement asset. The Company will amortize the contractual agreement asset in proportion to the estimated incremental cash flows earned under the Uber Agreement over an estimated period of three years. The Company expects to begin generating incremental cash flows under the contractual agreement asset in 2024.

The methodologies used in determining the fair values of Uber Elevate and contractual agreement asset, as well as the respective key assumptions, are as follows.

Valuation of Uber Elevate — the estimated fair value of Uber Elevate was $20.0 million. The Company determined the fair value of Uber Elevate using the asset accumulation method (also known as the net asset method). This method measures the value of equity as the sum of the values of a company’s assets reduced by the sum of the values of its liabilities. Uber Elevate assets included property and equipment, developed software technologies, and the assembled workforce. The Company concluded that the fair value of property and equipment was not materially different from its book value. In determining the fair value of developed software technologies, the Company used the replacement cost approach, under which the Company estimates the fair value based upon the estimated cost of replacing or reproducing the asset, less adjustments for physical deterioration and functional obsolescence, if relevant. The Company based valuation of developed technologies on its estimates of development time and cost for each development phase and technology element, which included estimates of engineering costs per person-month for concept development and design, coding, testing and quality control review and operations costs. The Company then added to the total replacement cost an allowance for a fair return on investment during the development period of 35%, based on the peer group weighted average cost of capital analysis. This value is then adjusted for depreciation and/or obsolescence present in each software technology using an age-life calculation, reducing the preliminary values by 23.0% to 37.0% percent, depending on management’s estimate of the age and expected remaining life of the existing software code bases.

The Company based valuation of assembled workforce on its estimates of average cost per employee, which included average annual and monthly salaries, overhead burden and direct recruiting and training costs.

Valuation of the contractual agreement asset — the estimated fair value of the contractual agreement asset was $49.5 million. The Company determined the value of the contractual agreement asset by using the incremental cashflow approach, which involved comparing the Company’s forecasted cash flow with the Uber Elevate assets in place, versus without them in place, and then deducting the estimated fair values of key contributory assets, including developed software technology and the acquired workforce, since the Company’s “with” scenario assumes that those contributory assets are in place as well (the “with and without” method). The forecast model assumes that the contractual agreement asset and acquired Uber Elevate assets will result in incremental cash flow over a three-year period due to lower costs and higher load factors. The Company applied a 25.0% discount rate, which was based upon the cost of capital analysis.

The following table summarizes the allocation of total consideration between Uber Elevate and the contractual agreement asset (in thousands, except share and per share data):

Series C redeemable convertible preferred stock (8,924,009 shares at $8.70 per share fair value)	$77,619
Less: premium on Uber CPN	(465)
Total consideration	77,154
Consideration allocated to contractual agreements asset and related deferred tax liability	(42,938)
Consideration allocated to Uber Elevate	$34,216

The factors contributing to the recognition of goodwill were based upon the Company’s conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill of $10.8 million recorded for the Uber Elevate acquisition is expected to be deductible for tax purposes.

The purchase price allocation for Uber Elevate is as follows (in thousands):

Goodwill	$10,757
Automation platform software technology	7,200
Multimodal software technology	4,900
Simulation software technology	4,600
Property and equipment	630
Deferred tax asset	6,129
Total purchase consideration	$34,216

Unaudited Supplemental Pro Forma Information

Uber Elevate did not generate any revenue prior to its acquisition by the Company. In addition, due to the close proximity of Uber Elevate acquisition date to the beginning of 2021, the pre-acquisition net loss of Uber Elevate was immaterial. Therefore, the pro forma information that presents the combined results of operations for the period presented, as if Uber Elevate was acquired as of the beginning of 2021 is not materially different from the consolidated results of operations for the year ended December 31, 2021.

Other Acquisitions

On April 6, 2021, the Company completed the acquisition of an entity engaged in the development of transportation technology with application in the aviation sector, whereby it acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $5.0 million in cash, and (ii) 2,677,200 restricted shares of Legacy Joby Series C Preferred Stock with the aggregate acquisition date fair value of $23.9 million (the "first acquisition"). The Series C Preferred Stock was converted into an equivalent number of shares of Legacy Joby common stock on a one-to-one basis immediately prior to the closing of the Merger.

On December 21, 2021, the Company completed the acquisition of an entity engaged in the development of radar systems technology with application in the aviation and other sectors, whereby it acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $2.8 million in cash, and (ii) 340,000 restricted stock units of Joby Aviation common stock with the aggregate acquisition date fair value of $2.4 million (the "second acquisition").

Upon closing of the acquisitions described above, the former shareholders of the acquired entities became employees and/or consultants of various Company subsidiaries. The shares issued upon conversion of the Series C Preferred Stock and the restricted stock units issued are subject to vesting over a six-year period and are contingent on such holders continuing their employment or consulting relationship with the Company. If the former shareholder’s employment or consulting relationship is terminated, all of then unvested shares or restricted stock units that were issued as part of the total consideration in connection with the acquisitions described above will be forfeited by such holder (except in certain circumstances, where an employee or consultant is terminated by the Company without cause, or resigns for good reason, in which case the vesting may be accelerated). Because the vesting is contingent upon the former shareholders’ continued employment or consulting relationship, such shares are considered to be a post-combination compensation expense rather than part of the purchase consideration. Therefore, the fair value of the Series C Preferred Stock and restricted stock units of $23.9 million and $2.4 million, respectively, is recognized as a stock-based compensation expense over the six-year vesting term, commencing on the respective acquisition dates.

The first acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The purchase consideration of $5.0 million was allocated to $5.0 million of the acquired in-process research and development (“IPR&D”) assets, $0.1 million of the acquired current liabilities and $0.1 million of acquired current assets. The Company concluded that acquired IPR&D assets are to be used only in specific programs and have no alternative future use if such programs fail to result in a commercialized product. Therefore, the acquired IPR&D assets were written off immediately after the acquisition date and reflected as part of research and development expenses in the consolidated statement of operations.

The second acquisition was accounted for as a business combination because the assets acquired and liabilities assumed constituted a business. The purchase consideration of $2.8 million was allocated to $1.7 million of the acquired intangible assets, primarily developed technology, $1.2 million of the acquired current assets, primarily cash and account receivables, and $0.1 million of the acquired current liabilities.

Note 6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Equipment	$45,501	$29,229
Computer software	8,410	5,992
Leasehold improvements	9,364	5,724
Molds and tooling	8,052	3,269
Vehicles and aircraft	1,198	211
Furniture and fixtures	319	95
Construction in-progress	6,394	3,741
Gross property and equipment	79,238	48,261
Accumulated depreciation and amortization	(26,083)	(14,135)
Property and equipment, net	$53,155	$34,126

Depreciation and amortization expense of Property and equipment for the years ended December 31, 2021 and 2020 was $12.1 million and $7.4 million, respectively. Vehicles and aircraft includes utility automobiles used at our various facilities and purchased aircraft to support Part 135 operations and training.

Intangible Assets, Net

The intangible assets consist of the following:

	December 31,
	2021	2020
Automation Platform Software	$7,200	$—
Multimodal Software Technology	4,900	—
System Simulation Software Technology	4,600	—
Other Intangibles	1,655	—
Gross intangible assets	18,355	—
Accumulated amortization	(3,843)	—
Intangible assets, net	$14,512	$—

Amortization expense related to intangible assets for the or the years ended December 31, 2021 and 2020 was $3.8 million and nil, respectively. As of December 31, 2021 the weighted-average amortization period of intangible assets was 3.57 years.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of December 31, 2021 (in thousands):

Fiscal Year	Amount
2022	$4,394
2023	4,394
2024	3,558
2025	2,166
$14,512

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid equipment	$2,923	$1,352
Prepaid software	4,494	1,076
Prepaid taxes	1,332	243
Prepaid insurance	8,031	156
Other	636	205
Total	$17,416	$3,032

Other Non-Current Assets

Other non-current assets consist of the following (in thousands):

	December 31,
	2021	2020
Contractual agreements asset	$59,611	$—
Long term prepaid insurance	10,511	—
Other non-current assets	199	262
Total	$70,321	$262

Note 7. Debt

Tenant Improvement Loan

Under the terms of one of the Company’s operating lease agreements (Note 8), the landlord provided the Company with a loan of $1.6 million to be used in financing leasehold improvements. The loan was drawn by the Company in six separate installments, of which two installments were drawn in December 2018, for a total of $0.5 million, and the remaining installments were drawn in January, April and October 2019 for a total of $1.1 million. Each loan installment is repayable in equal monthly payments over a period of six years, commencing in February 2019 and ending in October 2025. In the event of early lease termination by the Company, the loan is repayable within 30 days of the termination. Outstanding balances accrue interest at a rate of 8% per annum. The average effective interest rate for the loan is 8.1%. Maturities on the tenant improvement loan were as follows (in thousands):

Years ending December 31,	Amount
2022	$265
2023	287
2024	310
2025 and thereafter	85
Total payable amount	947
Less: current portion of tenant improvement loan	(265)
Noncurrent portion of tenant improvement loan, net	$682

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

Note 8. Leases

Operating Leases

The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2050. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. The Company recognizes rent expense on a straight-line basis over the term of the operating leases. Any difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for 2021 and 2020 was $5.7 million and $4.7 million, respectively.

Aggregate future minimum lease payments required under the operating leases at December 31, 2021 are as follows (in thousands):

Years ending December 31,	Amount
2022	$5,543
2023	4,315
2024	3,517
2025	718
2026	654
2027 and thereafter	3,136
Total minimum future lease payments, operating leases	$17,883

Capital Leases

The Company purchased equipment with total gross book value of $4.1 million under capital lease agreements, of which $0.9 million and nil was purchased during 2021 and 2020, respectively. Interest rates for the capital leases have ranged from 3.95% to 22.10% per annum. Accumulated depreciation for equipment acquired under the capital leases was $1.1 million and $0.7 million as of December 31, 2021 and 2020, respectively.

Aggregate future minimum principal lease payments under the capital leases at December 31, 2021 are as follows (in thousands):

Years ending December 31,	Amount
2022	$771
2023	248
2024	183
2025	110
2026	98
2027 and thereafter	33
Total payments	1,443
Less current portion	(771)
Noncurrent portion	$672

Note 9. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2021, and 2020, the Company was not involved in any material legal proceedings.

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

The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of December 31, 2021 and 2020.

Note 10. Redeemable Convertible Preferred Stock

Upon the completion of the Merger, all outstanding Legacy Joby redeemable convertible preferred stock converted into shares of common stock. As of December 31, 2021, there were no holders of the Company’s preferred stock.

Redeemable convertible preferred stock as of December 31, 2020 consisted of the following (in thousands, except share and per share amounts):

	December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Original Issue Price	Aggregate Liquidation Preference	Net Carrying Value
Series Seed-1 Preferred Stock	24,030,035	24,030,035	$0.1784	$4,287	$4,287
Series Seed-2 Preferred Stock	42,519,688	42,519,688	0.1784	7,585	7,585
Series A Preferred Stock	74,048,845	74,048,845	0.2197	16,265	16,040
Series B Preferred Stock	78,314,959	77,594,404	1.2838	99,615	99,398
Series C Preferred Stock	145,822,505	114,571,243	5.6029	641,927	641,002
Total redeemable convertible preferred stock	364,736,032	332,764,215		$769,679	$768,312

Prior to the Merger the preferred stock had the following various rights and preferences:

Dividends

Holders of redeemable convertible preferred stock are entitled to receive non-cumulative dividends prior and in preference to dividends declared on common stock at an annual rate of 8% of the original issuance price per share, adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like, when and if declared by the Board of Directors. Payment of any dividends to the holders of redeemable convertible preferred stock will be on a pro rata, pari passu basis in proportion to the dividend rates for each respective series. After all redeemable convertible preferred stock dividends have been paid, the holders of common stock and redeemable convertible preferred stock will be entitled to receive dividends, when and if declared by the Board of Directors, in proportion to the number of shares of common stock held by them, on an as-converted basis.

Conversion

Shares of redeemable convertible preferred stock may, at the option of the holder, be converted at any time into shares of common stock at a rate equal to dividing the original issue price of the relevant series of redeemable convertible preferred stock by the conversion price of $5.6029 for Series C redeemable convertible preferred stock, $1.2838 for Series B redeemable convertible preferred stock, $0.2197 for Series A redeemable convertible preferred stock, $0.1784 for Series Seed-2 and Series Seed-1 redeemable convertible preferred stock, as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like. The conversion prices are also subject to adjustment upon issuance of additional common stock for a consideration per share less than the applicable conversion price of a series of convertible preferred stock. In addition, each share of redeemable convertible preferred stock will automatically be converted into shares of common stock either (i) upon the completion of a public offering provided the public offering price is not less than $5.6029 per share, as adjusted, aggregate gross proceeds are greater than $100,000,000 and the common stock is listed on the Nasdaq Stock Market or New York Stock Exchange (ii) upon written consent of the holders of at least 60% of the preferred stock outstanding.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, sale, lease, transfer, exclusive license or other disposition (whether in one transaction or a series of related transactions) of all or substantially all of assets or change of control of the Company (any of such events representing a “liquidation event”), the holders of shares of each series of redeemable convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of proceeds from such liquidation event to the holders of common stock, the greater of (i) an amount per share equal to the sum of the applicable original issuance price for such series of redeemable convertible preferred stock, plus declared but unpaid dividends on such share, or (ii) an amount that would be received by the holders of the redeemable convertible preferred stock if such shares held by them immediately prior to the liquidation event were converted into the respective number of common shares (regardless of whether such conversion actually takes place), in which case such holders of redeemable convertible preferred stock will not be eligible to receive any distribution that would otherwise be made to holders of such series of redeemable convertible preferred stock that have not converted (or have not been deemed to have converted) into common shares.

If the proceeds distributed among the holders of the redeemable convertible preferred stock shall be insufficient to permit the payment in full to the holders of redeemable convertible preferred stock, then the entire proceeds legally available for distribution shall be distributed ratably among the holders of the issued and outstanding shares of redeemable convertible preferred stock, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Upon completion of the distributions made to the holders of redeemable convertible preferred stock, all of the remaining proceeds available for distribution to stockholders shall be distributed among the holders of common stock pro rata based on the number of shares of common stock held by each such holder.

Voting

The holders of each share of redeemable convertible preferred stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of redeemable convertible preferred stock could be converted. With respect to such vote, the holders have full voting rights and powers equal to the voting rights and powers of common stock.

As long as at least 41,486,356 shares of Series C remain outstanding, as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like, the holders of a majority of shares of Series C are entitled to elect one member of the Board of Directors. As long as at least 24,200,374 shares each of Series B and Series A remain outstanding, as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like, the holders of a majority of shares of Series B and Series A, each voting as separate classes, are entitled to elect one member of the Board of Directors. As long as at least 24,564,094 shares of Series Seed-1 and Series Seed-2, as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like, in total the holders of Series Seed-1 and Series Seed-2 remain outstanding, voting together as a single class, are entitled to elect one member of the Board of Directors. The holders of common stock, voting as a separate class, are entitled to elect two members to the Board of Directors. All remaining members of the Board of Directors, are elected by the holders of preferred stock and common stock, voting together as a single class on and as converted basis.

Redemption

The preferred stock is not redeemable at the option of the holder.

Protective Provisions

As long as at least 103,715,890 shares of redeemable convertible preferred stock remain outstanding, as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like, the Company may not, among other things, without the approval of at least 60% of the outstanding redeemable convertible preferred shares: (i) consummate a liquidation event; (ii) make any adjustments to the amended and restated certificate of incorporation or bylaws; (iii) increase of decrease the total number of shares of common stock or redeemable convertible preferred stock; (iv) authorize or issue any equity security having a preference over, or being on a parity with, any series of redeemable convertible preferred stock with respect to dividends, liquidation or redemption; (v) redeem, purchase or acquire any shares of redeemable convertible preferred stock or common stock other than for the purpose of repurchasing shares of common stock currently outstanding; (vi) create or authorize creation of any debt in excess of $20,000,000; (vii) materially change the Company’s business plan; (viii) change the number of authorized members of the Board of Directors; (ix) pay or declare any dividends or make any distributions on any shares of capital stock; (x) reclassify, alter or waive any powers, preferences or special rights of the redeemable convertible preferred stock.

As long as at least 41,486,356 shares of Series C redeemable convertible preferred stock remain outstanding, as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like, the Company may not, without the approval of at least 60% of the outstanding Series C redeemable convertible preferred shares: (i) make any adjustments to the amended and restated certificate of incorporation or bylaws so as to adversely alter the rights and preferences of Series C redeemable convertible stockholders; (ii) increase of decrease the total number of shares of Series C redeemable convertible preferred stock; and (iii) issue additional shares of Series C redeemable convertible preferred stock other than those pursuant to the Series C redeemable convertible preferred stock purchase agreement.

Note 11. Stock Warrants and Earnout Shares

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

In connection with entering the government grant contract with In-Q-Tel, the Company issued to In-Q-Tel a warrant for 68,649 shares of Legacy Joby Series C redeemable convertible preferred stock with an exercise price of $0.0029 per share and a 10-year term (the “In-Q-Tel Warrant”). The fair value of the In-Q-Tel Warrant of $0.6 million was determined using the Black-Scholes valuation model with the following assumptions: preferred stock fair value $8.77, volatility of 60.2%, risk-free rate of 0.07%, probability weighted average expected term of 1.1 years, and dividend rate of 0%. At issuance the Company recognized deferred cost for the amount of the issuance date fair value of the In-Q-Tel Warrant, included in prepaid expenses and other current assets. The deferred cost is amortized to research and development expenses as the Company earns the $1.0 million in government grants from In-Q-Tel.

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

SVB Common Stock Warrants

In connection with the issuance of convertible notes, in March 2017 and May 2018, the Company issued to the note holders warrants to purchase 539,675 and 218,840 shares of Legacy Joby’s common stock, respectively, with exercise prices of $0.029 and $0.194 per share, respectively. The Company allocated the proceeds between convertible notes and common stock warrants on a relative fair value basis and recorded the amount allocated to the common stock warrants within additional paid-in capital on the accompanying consolidated balance sheet as the common stock warrants met all criteria for equity classification. As the common stock warrants were equity classified, they did not require subsequent remeasurement after issuance.

In connection with the closing of the Merger, all outstanding common stock warrants were net exercised on a cashless basis for 752,732 shares of common stock of Joby Aviation.

Private Placement Warrants

The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million and the Private Placement Warrant liability was remeasured to fair value as of December 31, 2021, resulting in a gain of $3.9 million for the year ended December 31, 2021, which is included in gain from change in the fair value of warrants and earnout shares in the consolidated statements of operations.

The Company concluded that the fair value of the Private Placement Warrants approximates the fair value of the Company's Public Warrants. Therefore, Private Placement Warrants were valued by reference to the observable market price for the Company's Public Warrants.

Public Warrants

The Public Warrants became exercisable on September 9, 2021, 30 days after the completion of the Merger.

The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million and the public warrant liability was remeasured to fair value based upon the market price as of December 31, 2021, resulting in a gain of $5.9 million for the year ended December 31, 2021, classified within gain from change in the fair value of warrants and earnout shares in the consolidated statements of operations. There were no exercises of Public Warrants during the year ended December 31, 2021.

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

	August 10, 2021	December 31, 2021
Expected volatility	62.20%	72.10%
Risk-free interest rate	1.36%	1.51%
Dividend rate	0.00%	0.00%
Expected term (in years)	10.00	9.61

No Earnout Shares vested as of December 31, 2021. During the year ended December 31, 2021, the Company recognized gain related to the change in the fair value of the Earnout Shares Liability of $40.1 million, included as gain from change in the fair value of warrants and earnout shares in the consolidated statement of operations.

Note 12. Stockholders' Equity

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

Preferred stock may be issued at the discretion of the Company's Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of December 31, 2021 and 2020, there were no preferred stock issued and outstanding.

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The holders of common stock are not entitled to cumulative voting rights with respect to the election of directors, and as a consequence, minority stockholders are not able to elect directors on the basis of their votes alone. As of December 31, 2021 and 2020, no dividends have been declared to date.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2021	2020
Stock options outstanding under 2016 Stock Plan	21,252,552	24,576,859
Unvested RSU's under 2016 Stock Plan	10,032,871	—
Remaining shares available for future issuance under the 2016 plan	—	499,132
Remaining shares available for future issuance under the 2021 plan	67,264,890	—
Redeemable convertible preferred stock	—	332,764,215
Common stock warrants	28,783,333	758,515
Total common stock reserved	127,333,646	358,598,721

Former Parent Reorganization

At incorporation, the Company issued to its then parent entity Joby Holdings, Inc., a Delaware corporation (the “Former Parent”) 101,581,936 common shares and assumed the substantial majority of the Former Parent’s workforce. The Company’s common shares were issued to the Former Parent to achieve the economic effect whereby the then holders of the Former Parent’s common stock, stock options (the “Former Parent Options”) and restricted stock units (the “Former Parent RSUs”) would have ownership rights to an identical number of common shares of the Company as that to which they are entitled to with respect to the Former Parent’s common shares.

In November 2016 the Company and Former Parent entered into a stock repurchase agreement under which the Company would be entitled to repurchase at $0.02 per share or cancel the identical number of common shares issued to the Former Parent which becomes subject to repurchase or cancellation by the Former Parent under the Former Parent Options and Former Parent RSUs if such options and RSUs are unvested when an employee is terminated or vested options expire unexercised.

On October 25, 2021, the Company completed the transactions contemplated by the Reorganization Agreement dated as of October 25, 2021 (the “Reorganization Agreement”), by and among the Company, Former Parent and JA Holdings Acquisition Corp., a wholly-owned subsidiary of the Company (“Holdings Merger Sub”) pursuant to which (a) the Holdings Merger Sub merged with and into Former Parent, and the separate corporate existence of Holdings Merger Sub ceased and Former Parent survived as a wholly-owned subsidiary of the Company (the “First Merger”), and (b) immediately following the First Merger, Former Parent was merged with and into the Company, following which the separate corporate existence of Former Parent ceased and the Company continued as the surviving corporation (the “Second Merger” and, together with the First Merger, the “Former Parent Reorganization”).

Upon consummation of the Former Parent Reorganization, (a) each share of capital stock of Former Parent that was issued and outstanding immediately prior to the effective time of the First Merger (other than any Dissenting Shares, as defined in Reorganization Agreement) was cancelled and converted into a right to receive such a number of shares of common stock of the Company as set forth in the Reorganization Agreement (the “Former Parent Share Issuances”), and (b) immediately following the effective time of the Second Merger, each share of common stock of the Company held by Former Parent immediately prior to the Second Merger was cancelled and retired by the Company. As a result, an aggregate of 98,802,553 shares of the Company’s common stock held by Former Parent were cancelled and retired, and an aggregate of 98,357,200 shares of the Company’s common stock were issued by the Company to the prior stockholders of Former Parent.

Accordingly, Former Parent Reorganization did not have an impact on the Company’s financial statements, other than the disclosure of the number of legally issued and outstanding common shares, which decreased by 445,353 common shares, and the number of fully vested common stock options, which increased by 445,353 options.

Restricted Stock

In 2017, the Company issued 829,727 shares of common stock under restricted stock purchase agreements, which allow the Company to repurchase the unvested shares of common stock if the stockholder ceases to provide services to the Company. The Company’s right to repurchase the stock lapses over ten years. As of December 31, 2021 and 2020, 464,129 and 484,871 shares of common stock, respectively, were subject to repurchase at a weighted average price of $0.029 per share and $0.1 million was recorded as a stock repurchase liability in early exercise stock option liabilities on the consolidated balance sheets.

Note 13. Stock-based Compensation

2016 and 2021 Stock Plans

In November 2016, the Company’s Board of Directors adopted the 2016 Stock Option and Grant Plan (the "2016 Plan") under which officers, employees, directors, consultants and other key persons of the Company or its affiliates may be granted incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units.

Under the 2016 Plan, stock options are generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years. Incentive stock options (ISO) may only be granted to employees, whereas all other stock awards may be granted to employees, directors, consultants and other key persons.

Outstanding options generally vest over six years, contain a one-year cliff, are exercisable immediately and, upon early exercise, are subject to repurchase by the Company at the original exercise price. If an ISO is granted to an optionee who, at the time of grant, owns more than 10% of the voting power of all classes of capital stock, the term of the ISO is five years. Options issued under the 2016 Plan must be priced at no less than the fair value of the shares on the date of the grant provided, however, that the exercise price of an option granted to a 10% stockholder is not less than 110% of the fair value of the shares on the date of grant. The Board of Directors determines the exercisability provisions of a stock option agreement at its sole discretion.

The fair value of the RSU’s granted under the 2016 Plan is determined by the Company’s Board of Directors on the date of grant. Generally, RSUs have six years vesting period and contractual terms of ten years.

On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). As of December 31, 2021, 67,264,890 shares were available for grant under the 2021 Plan. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company's Board of Directors. Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. As of December 31, 2021 there were no awards issued under 2021 Plan.

On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). As of December 31, 2021, 6,653,530 shares were available for grant under the 2021 ESPP. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company's Board of Directors. Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. As of December 31, 2021, the Company has not yet implemented the 2021 ESPP and no shares had been issued under the 2021 ESPP.

The Company also allows certain option holders to exercise unvested options and stock purchase rights to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares typically lapse over six years as the shares become vested. As of December 31, 2021 and 2020, 6,918,483 and 10,007,107 shares, respectively, were subject to repurchase at a weighted average price of $0.10 per share and $0.11 per share, respectively, and $0.7 million and $1.2 million, respectively, was recorded as a stock repurchase lability in early exercised stock option liabilities on the consolidated balance sheets.

Stock option activity under the 2016 Plan is as follows:

	Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances—January 1, 2020	2,822,165	13,613,627	$0.20	9.37	$28,762
Additional shares authorized	9,273,082	—
Options canceled and forfeited	2,632,413	(2,632,413)	$0.26
Repurchases	75,633	—
Options granted	(14,304,160)	14,304,160	$1.02
Options exercised	—	(708,514)	$0.54
Balances—December 31, 2020	499,133	24,576,860	$0.66	9.06	$187,460
Additional shares authorized
Options canceled and forfeited	—	(1,334,118)	$0.82
Repurchases	—	—
Options granted	—	445,353	$0.01
Options exercised	—	(2,435,543)	$0.49
Balances—December 31, 2021	499,133	21,252,552	$0.66	7.95	$141,137
Vested and expected to vest	—	21,252,552	$0.66	7.95	$141,137
Shares exercisable (vested and unvested)	—	7,642,374	$0.61	7.60	$51,089

The weighted-average grant date fair value of options granted under the 2016 Plan in the years ended December 31, 2021 and 2020 was $9.16 and $4.14, respectively. The total grant date fair value of options vested during the years ended December 31, 2021 and 2020, was $13.3 million and $6.2 million, respectively. The intrinsic value of options exercised under the 2016 Plan was $20.1 million and $3.1 million respectively, during the years ended December 31, 2021 and 2020.

At December 31, 2021 and 2020, 6,475,927 options and 3,940,509 options, respectively, under the 2016 Plan were vested and exercisable with a weighted-average exercise price of $0.48 and $0.32, respectively, and a weighted-average remaining contractual life of 7.44 years and 8.55 years, respectively.

RSU activity under the 2016 Plan is as follows:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2020	—	$—	$—
Granted	10,603,232	$8.60
Vested	(26,634)	$8.30	$—
Forfeited	(543,727)	$8.50	$—
Balances—December 31, 2021	10,032,871	$8.60	$73,240

The following table presents the stock activity and the total number of shares available for grant under the Company's 2016 Plan for the years ended December 31, 2021 and 2020:

Number of Shares
Balances—January 1, 2020	2,822,165
Authorized	9,273,082
Options canceled and forfeited	2,632,413
Repurchases	75,633
Options granted	(14,304,160)
Balances—December 31, 2020	499,133
Authorized	11,063,028
Options and RSUs granted	(11,048,584)
Options and RSUs forfeited	1,148,259
Shares Repurchased	138,291
Termination of 2016 Plan reserve	(1,800,127)
Balances—December 31, 2021	—

Upon the effectiveness of the Company's 2021 Plan, the Company ceased to grant awards under the 2016 Plan. However, all outstanding awards under the 2016 Plan continue to be governed by their existing terms under the 2016 Plan.

As of December 31, 2021, total unrecognized compensation cost related to stock awards under the 2016 Plan was approximately $120.4 million to be recognized over a weighted average remaining requisite service period of 4.84 years.

Former Parent Plan

The Company concluded that the Former Parent Options and Former Parent RSUs represent in substance stock-based compensation awards of the Company (the “Former Parent Plan”) as they were designed to compensate the Company’s employees. Upon Former Parent Reorganization all outstanding options were canceled see Note 12. As of December 31, 2021 and 2020, zero and 2,104,345 common shares of the Company, respectively were subject to repurchase at $0.01 per share because they related to early exercises of Former Parent Options.

Stock option activity under the Former Parent Plan is as follows:

	Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances—January 1, 2020	—	3,530,662	$0.01	5.37	$8,150
Options Exercised	—	(57,746)	$0.01
Balances—December 31, 2020	—	3,472,916	$0.01	4.37	$28,770
Options Exercised	—	(878,131)	$0.01
Cancelation of vested options upon reorganization	—	(445,353)	$0.01
Cancelation of unvested options upon reorganization	—	(2,149,432)	$0.01
Balances—December 31, 2021	—	—	$—	—	$—
Vested and expected to vest	—	—	$—	—	$—
Exercisable	—	—	$—	—	$—

Total stock-based compensation expense for stock awards under the under the Former Parent Plan recognized during the years ended December 31, 2021 and 2020 was less than $0.1 million.

The total grant date fair value of options vested during the years ended December 31, 2021 and 2020, was less than $0.1 million.

The assumptions in the Black-Scholes option-pricing models used to determine the fair value of stock options granted during the years ended December 31, 2021 and 2020 were as follows:

Year Ended December 31,
	2021	2020
Expected volatility	—%	49.9% - 73.5%
Expected dividend yield	—%	—%
Expected term (in years)	—	5.0 - 6.6
Risk-free interest rate	—%	1.3% - 1.4%

Expected volatility - As the Company is not publicly traded, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.

Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Expected dividend yield - The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends on its common stock.

Expected term - The expected term represents the period these stock awards are expected to remain outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.

Other Stock-based Awards

In 2017, the Company issued 3,370,766 common stock options outside of the 2016 Option Plan. The options were fully exercised as of December 31, 2021 and 2020, and 2,022,460 and 2,359,536 shares of common stock, respectively, were subject to repurchase at a weighted average price of $0.1 per share and $0.1 million, was recorded as a stock repurchase lability in early exercised stock option liabilities on the consolidated balance sheets.

Upon completion of the Reverse Recapitalization 2,677,201 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of December 31, 2021 the number of shares were subject to repurchase was 2,454,105.

The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses	$19,426	$6,130
Selling, general and administrative expenses	7,506	1,055
Total stock-based compensation expense	$26,932	$7,185

Note 14. Income Taxes

The components of loss before taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(184,183)	$(114,010)
International	(6,678)	(123)
Loss before income taxes	$(190,861)	$(114,133)

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Current
Federal	$—	$—
State	1	24
Foreign	6	7
Total current provision	7	31
Deferred
Federal	(7,917)	—
State	(2,627)	—
Total deferred benefit	(10,544)	—
Total provision (benefit)	$(10,537)	$31

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
	%	%
Tax at federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.3)%	(6.7)%
Permanent differences	(0.1)%	0.2%
Change in valuation allowance	27.9%	32.5%
Tax credits	(5.0)%	(5.0)%
Effective income tax rate	(5.5)%	0.0%

Significant components of the Company’s net deferred tax assets as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$124,591	$72,785
Research and development credits	22,995	13,499
Accruals and reserves	518	493
Property and equipment	1,362	811
Stock-based compensation	4,651	649
Goodwill	3,819	—
Intangibles	355	—
Total deferred tax assets	158,291	88,237
Valuation allowance	(141,618)	(88,237)
Net deferred tax assets	16,673	—
Deferred tax liabilities
Contractual agreement	(16,673)	—
Total deferred tax liabilities	(16,673)	—
Net deferred tax assets	$—	$—

In connection with the acquisition of Uber Elevate on January 11, 2021, a deferred tax liability was established for the book versus tax basis difference associated with the contractual agreement asset (see Note 5). This deferred tax liability created an additional source of income to realize the Company's deferred tax assets. As the Company continues to maintain a full valuation allowance against its net deferred tax assets, this additional source of income resulted in a corresponding release of the Company’s previously recorded valuation allowance against its net deferred tax assets. Consistent with the applicable guidance, this release of the valuation allowance was recorded in the consolidated statements of operations as an income tax benefit.

The following shows the changes in the gross amount of unrecognized tax benefits as follows (in thousands):

	December 31,
	2021	2020
Unrecognized tax benefits, beginning of the year	$4,995	$2,872
Increases related to prior year tax positions	3,523	—
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	—	2,123
Unrecognized tax benefits, end of year	$8,518	$4,995

The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Due to the full valuation allowance at December 31, 2021, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past operating results are not necessarily indicative of future profitability. Management does not believe it is more likely than not that the deferred income tax assets will be realized; accordingly, a full valuation allowance has been established on net deferred income tax assets. The valuation allowance increased by $53.4 million during the year ended December 31, 2021, and by $37.1 million during the year ended December 31, 2020.

As of December 31, 2021, the Company had federal net operating loss carryforwards (“NOLs”) of $448.9 million, of which approximately $15.8 million expire between 2036 and 2037 and the remainder do not expire. As of December 31, 2020, the Company had federal NOLs of $261.4 million of which approximately $15.8 million will expire between 2036 and 2037 and the remainder do not expire. As of December 31, 2021 and 2020, the Company had state NOLs of $435.0 million and $256.0 million, respectively, that will begin to expire in 2036. In addition, the Company had foreign NOLs of $0.1 million and $0.2 million as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had federal research and development credits of $17.7 million and California research and development credits of $16.3 million. The federal credits will expire beginning 2036, while California credits have no expiration. At December 31, 2020, the Company had federal research and development credits of $10.5 million and California research and development credits of $9.5 million. The federal credits will expire beginning 2036, while California credits have no expiration.

The federal and state net operating loss and credit carryforwards may be subject to significant limitations under Sections 382 and 383 of the Internal Revenue Code (Code) and similar provisions of state law. These Code sections limit the federal net operating loss and credit carryforwards that may be used in any year in the event of an “ownership change”. A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company may have previously experienced, and may in the future experience, one or more Section 382 “ownership changes”. If so, the Company may lose some or all of the tax benefits of its NOLs and tax credits. The extent of such limitations for prior years, if any, has not been determined.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss and credit carryforwards all of its years are subject to federal and state examination.

Note 15. Related Party Transactions

The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. These services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $1.3 million and $1.5 million during the years ended December 31, 2021 and 2020, respectively. The Company owed these vendors $0.1 million and $0.2 million as of December 31, 2021 and 2020, respectively.

In addition, during 2021 and 2020 subsequent to deconsolidation of SummerBio (see Note 2), the Company entered into certain transactions with SummerBio. These transactions included purchases of COVID-19 testing services for its employees for the total amount of $1.6 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively, as well as providing its personnel to SummerBio to assist in SummerBio’s research and development efforts and thus generating income of $0.2 million during the year ended December 31, 2020, which was included as a reduction of the Company’s research and development expenses. Total amount due to SummerBio at December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively, and total amount due from SummerBio at December 31, 2021 and 2020 was nil and $0.2 million, respectively.

Note 16. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for 2021 and 2020, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(180,324)	$(114,164)
Denominator:
Weighted-average shares outstanding	294,851,732	103,946,993
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(1.10)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020
Redeemable convertible preferred stock	—	332,764,215
Common stock warrants	28,783,333	758,515
Unvested restricted stock awards	3,029,781	547,101
Unvested restricted stock units	10,032,870	—
Unvested early exercised common stock options	6,454,354	9,393,779
Options to purchase common stock	20,807,198	24,576,859
Earnout Shares	17,130,000	—
Total	86,237,536	368,040,469

Note 17. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. The Company did not identify any subsequent events or transactions that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report on Form 10-K. Notwithstanding the material weakness described below, management, including our principal executive officer and principal financial and accounting officer, believe that the financial statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Management’s Report on Internal Controls over Financial Reporting

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

We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness. Specifically, we implemented additional review procedures and hired additional staff within our accounting and finance department, and, as appropriate, we are engaging external accounting experts to supplement our internal resources. However, we cannot assure you the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. This material weakness may not allow for us to have proper segregation of duties and the ability to close our books and records and report our results, including required disclosures, on a timely basis, until it is fully remediated.

As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Merger in August 2021. Prior to the Merger, our predecessor RTP was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, and due to the timing of the Merger, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, including information about our Executive Officers, Non-Employee Directors and Corporate Governance matters, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report on Form 10-K.

Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among the Registrant, RTP Merger Sub Inc. and Joby Aero, Inc.	S-4	2.1	7/6/2021
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	S-4	3.3	7/6/2021
4.1	Warrant Agreement, dated as of September 16, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	9/21/2020
4.1(a)	Form of Amendment to the Warrant agreement, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	S-4	4.5	7/6/2021
4.2	Specimen Warrant Certificate.	8-K	4.1	9/21/2020
10.1	Sponsor Support Agreement, dated as of February 23, 2021, by and among the Registrant, Reinvent Sponsor LLC and the other parties thereto.	S-4	10.1	7/6/2021
10.2	Sponsor Agreement, dated as of February 23, 2021, by and among the Registrant, Reinvent Sponsor LLC and Joby Aero, Inc.	S-4	10.2	7/6/2021
10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto.	S-4	10.3	7/6/2021
10.4†	Amended and Restated Registration Rights Agreement, by and among Joby Aviation, Inc. and the other parties thereto.	S-4	10.4	7/6/2021
10.5	Form of Majority Company Equityholders Lock-Up Agreement.	S-4	10.5	7/6/2021
10.6	Form of Other Company Equityholders Lock-Up Agreement.	S-4	10.6	7/6/2021
10.7	Form of Indemnification Agreement.	S-1	10.11	8/17/2021
10.8+	Joby Aviation, Inc. 2021 Incentive Award Plan.	S-1	10.12	8/17/2021
10.9+	Form of Stock Option Agreement (included in Exhibit 10.8).	S-1	10.13	8/17/2021
10.10+	Form of Restricted Stock Unit Award Agreement.	S-8	99.3	12/17/2021
10.11+	Joby Aviation, Inc. 2021 Employee Stock Purchase Plan.	S-1	10.15	8/17/2021
10.12#	Collaboration Agreement, dated as of January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	S-4	10.23	7/6/2021
10.13#	Amended and Restated Collaboration Agreement, dated as of August 30, 2019, by and between Joby Aero, Inc. and Toyota Motor Corporation.	S-4	10.24	7/6/2021
10.14#	Memorandum of Understanding, dated as of February 20, 2021, by and between Joby Aero, Inc. and Toyota Motor Corporation.	S-4	10.25	7/6/2021
10.15#	Modification to Other Transaction for Prototype Agreement, dated as of July 14, 2020, by and between Joby Aero, Inc. and The United States Air Force.	S-4	10.26	7/6/2021
10.16+	Non-employee Director Compensation Program				X
10.17+	Offer letter, dated December 21, 2020, by and between Joby Aero, Inc. and Eric Allison				X
10.18+	Offer letter, dated February 1, 2021, by and between Joby Aero, Inc. and Matt Field				X
21.1	Significant Subsidiaries of Joby Aviation, Inc.				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney (included on the signature page to the Report)				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

________________

† The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

+ Indicates a management contract or compensatory plan.

# Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation #S-K, Item 601(b)(10).

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Cruz, State of California, on March 25, 2022.

Joby Aviation, Inc.
By:	/s/ Matthew Field
Name:	Matthew Field
Title:	Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of JoeBen Bevirt and Matthew Field, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments to this Annual Report on Form 10-K and all further amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on March 25, 2022.

Signature	Title

/s/ JoeBen Bevirt	Chief Executive Officer and Director
JoeBen Bevirt	(Principal Executive Officer)

/s/ Matthew Field	Chief Financial Officer
Matthew Field	(Principal Financial Officer and Principal Accounting Officer)

/s/ Aicha Evans	Director
Aicha Evans

/s/ Halimah DeLaine Prado	Director
Halimah DeLaine Prado

/s/ Reid Hoffman	Director
Reid Hoffman

/s/ James Kuffner	Director
James Kuffner

/s/ Dipender Saluja	Director
Dipender Saluja

/s/ Paul Sciarra	Director
Paul Sciarra

/s/ Laura Wright	Director
Laura Wright