Form 10-Q
period 2022-03-31
Joby Aviation, Inc.
filed 2022-05-13
CIK 1819848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of registrant’s Common Stock outstanding as of May 10, 2022 was 606,458,106.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include, without limitation, statements regarding the future financial position, business strategy and plans and objectives of management of Joby Aviation, Inc. (the “Company,” “Joby,” “we,” “us” or “our”). These statements constitute projections and forecasts and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$417,116	$955,563
Short-term investments	803,712	343,248
Total cash, cash equivalents and short-term investments	1,220,828	1,298,811
Other receivables	2,722	2,315
Prepaid expenses and other current assets	19,055	17,416
Total current assets	1,242,605	1,318,542
Property and equipment, net	57,920	53,155
Restricted cash	1,731	762
Equity method investment	27,006	20,306
Intangible assets	14,529	14,512
Goodwill	10,757	10,757
Other non-current assets	68,747	70,321
Total assets	$1,423,295	$1,488,355
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,665	$3,637
Accrued and other current liabilities	15,498	10,211
Total current liabilities	18,163	13,848
Stock repurchase liability	589	711
Warrant liability	47,493	44,902
Earnout shares liability	90,440	109,844
Other non-current liabilities	2,176	2,291
Total liabilities	158,861	171,596
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized at March 31, 2022 and December 31, 2021. No shares issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Common stock: $0.0001 par value - 1,400,000,000 and 1,400,000,000 shares authorized, 605,836,369 and 604,174,329 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	60	60
Additional paid-in capital	1,805,983	1,793,431
Accumulated deficit	(538,929)	(476,610)
Accumulated other comprehensive loss	(2,680)	(122)
Total stockholders’ equity	1,264,434	1,316,759
Total liabilities and stockholders’ equity	$1,423,295	$1,488,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development (including related party purchases of $644 and $512 for the three months ended March 31, 2022 and 2021, respectively)	$72,071	$34,184
Selling, general and administrative (including related party purchases of $161 and $105 for the three months ended March 31, 2022 and 2021, respectively)	22,272	11,644
Total operating expenses	94,343	45,828
Loss from operations	(94,343)	(45,828)
Interest and other income, net	788	480
Interest expense	(31)	(863)
Income from equity method investment	14,458	4,710
Gain from change in fair value of warrants and earnout shares	16,814	—
Total other income, net	32,029	4,327
Loss before income taxes	(62,314)	(41,501)
Income tax expense	5	4
Net loss	$(62,319)	$(41,505)
Net loss per share, basic and diluted	$(0.11)	$(0.37)
Weighted-average common stock outstanding, basic and diluted	579,090,606	111,012,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(62,319)	$(41,505)
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities	(2,596)	(300)
Foreign currency translation gain (loss)	38	(1)
Total other comprehensive loss	(2,558)	(301)
Comprehensive loss	$(64,877)	$(41,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity (Deficit)
Balance at January 1, 2022	—	$—	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss	—	—	—	—	—	(62,319)	—	(62,319)
Stock-based compensation	—	—	—	—	12,088	—	—	12,088
Issuance of common stock upon exercise of stock options	—	—	823,524	—	428	—	—	428
Issuance of common stock upon release of restricted stock units	—	—	851,557	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	121	—	—	121
Shares withheld related to net share settlement			(13,041)		(85)			(85)
Other comprehensive loss	—	—	—	—	—	—	(2,558)	(2,558)
Balance at March 31, 2022	—	$—	605,836,369	$60	$1,805,983	$(538,929)	$(2,680)	$1,264,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(unaudited)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at January 1, 2021	332,764,215	$768,312	122,058,940	$12	$12,579	$(296,286)	$527	$(283,168)
Net loss	—	—	—	—	—	(41,505)	—	(41,505)
Issuance of redeemable convertible preferred stock	8,924,010	77,619	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,808	—	—	4,808
Other noncash compensation expense	—	—	—	—	1,741	—	—	1,741
Issuance of common stock upon exercise of stock options	—	—	746,830	—	303	—	—	303
Vesting of early exercised stock options	—	—	—	—	75	—	—	75
Other comprehensive loss	—	—	—	—	—	—	(309)	(309)
Balance at March 31, 2021	341,688,225	$845,931	122,805,770	$12	$19,506	$(337,791)	$218	$(318,055)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(62,319)	$(41,505)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	5,212	3,333
Non-cash interest expense and amortization of debt costs	—	825
Stock-based compensation expense	19,429	4,808
Other non-cash compensation expense	—	1,741
Gain from change in the fair value of warrants and earnout shares	(16,814)	—
Income from equity method investment	(14,458)	(1,400)
Net accretion and amortization of investments in marketable debt securities	774	1,622
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	418	(1,995)
Other non-current assets	9,332	(32)
Accounts payable and accrued and other liabilities	(3,000)	2,938
Net cash used in operating activities	(61,426)	(29,665)
Cash flows from investing activities
Purchase of marketable securities	(571,890)	(169,676)
Proceeds from sales of marketable securities	34,506	26,825
Proceeds from maturities of marketable securities	73,550	142,054
Purchases of property and equipment	(10,833)	(5,082)
Acquisition, net of cash	(1,465)	—
Net cash used in investing activities	(476,132)	(5,879)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(85)	—
Proceeds from capital lease obligation	—	380
Proceeds from issuance of convertible notes	—	74,972
Proceeds from the exercise of stock options and warrants issuance	427	309
Repayments of tenant improvement loan and capital lease obligation	(262)	(160)
Payments for deferred offering costs	—	(512)
Net cash provided by financing activities	80	74,989
Net change in cash, cash equivalents and restricted cash	(537,478)	39,445
Cash, cash equivalents and restricted cash, at the beginning of the period	956,325	78,030
Cash, cash equivalents and restricted cash, at the end of the period	$418,847	$117,475
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$417,116	$116,782
Restricted cash	1,731	693
Cash, cash equivalents and restricted cash	$418,847	$117,475
Non-cash investing and financing activities
Unpaid property and equipment purchases	$426	$1,996
Uber acquisition in exchange for Series C redeemable convertible preferred stock	$—	$77,619
Property and equipment purchased through capital leases	$252	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Company and Nature of Business

Description of Business

Joby Aviation, Inc. (“Joby Aviation” or the “Company”) is a vertically integrated air mobility company that is building a clean and quiet, fully electric vertical takeoff and landing (“eVTOL”) aircraft to be used by the Company to deliver air transportation as a service. The Company is headquartered in Santa Cruz, California.

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

In connection with the execution of the Merger Agreement, RTP entered into separate subscription agreements (each a “Subscription Agreement”) with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and RTP agreed to sell to the PIPE Investors, shares of Common Stock (“PIPE Shares”), in a private placement (“PIPE Financing”). The PIPE Financing closed substantially concurrently with the consummation of the Merger.

The Merger, together with the other transactions described in the Merger Agreement and the PIPE Financing, are referred to herein as the (“Reverse Recapitalization”). The number of Legacy Joby common shares and redeemable convertible preferred shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement. Please refer to Note 3, “Reverse Recapitalization,” in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and December 31, 2021 and results of operations and cash flows for the three months ended March 31, 2022 and 2021.

The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

There have been no changes to our significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2021, that have had a material impact on the condensed consolidated financial statements and related notes.

Unaudited Interim Financial Information

Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim consolidated financial statements and footnotes. Accordingly, the accompanying interim Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. In the opinion of management, these unaudited Consolidated Financial Statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At March 31, 2022, restricted cash primarily related to a letter of credit associated with key equipment purchases of approximately $1.0 million and a lease obligation of approximately $0.8 million. At December 31, 2021, restricted cash primarily related to collateral on a lease obligation of approximately $0.8 million.

Investment in SummerBio, LLC

Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore it accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 43.4% as of March 31, 2022 and December 31, 2021. The Company recognized $14.5 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively, within income from equity method investment on the consolidated statement of operations for its investment in SummerBio.

Recently Adopted Accounting Pronouncements

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 - a consensus of the FASB Emerging Issues Task Force, which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The Company adopted this pronouncement in the first quarter of 2022 and the impact of the provisions of this standard on its Consolidated Financial Statements was immaterial.

New Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU No. 2016-02. These ASUs require an entity to recognize a lease liability and a right-of-use asset in the balance sheets for leases with lease terms of more than 12 months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance-sheet financing. This guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect a modified retrospective transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. The Company is currently evaluating, but has not yet completed, the assessment of the quantitative impact that adopting these ASUs will have on its consolidated financial statements and assessing any changes to its processes and controls. The adoption of these ASUs will result in the recognition of right-of-use assets and the corresponding lease liabilities.

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

The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 2 and Level 3 liabilities. The Company classifies the Private Placement Warrants (as defined in Note 8) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company's Public Warrants (as defined in Note 8). The Company classifies the Earnout Shares Liability (as defined in Note 8) within Level 3. The Earnout Shares Liability is measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in other income, net, in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$387,535	$—	$—	$387,535
Cash equivalents	387,535	—	—	387,535
Term deposits	—	40,090	—	40,090
Asset backed securities	—	34,421	—	34,421
Government debt securities	—	350,131	—	350,131
Corporate debt securities	—	379,070	—	379,070
Available-for-sale investments	—	803,712	—	803,712
Total fair value of assets	$387,535	$803,712	$—	$1,191,247

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$28,463	$-	$-	$28,463
Common stock warrant liabilities (Private Placement)	—	19,030	—	19,030
Earnout Shares Liability	—	—	90,440	90,440
Total fair value of liabilities	$28,463	$19,030	$90,440	$137,933

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$929,842	$—	$—	$929,842
Cash equivalents	929,842	—	—	929,842
Term deposits	—	40,069	—	40,069
Asset backed securities	—	69,496	—	69,496
Government debt securities	—	47,308	—	47,308
Corporate debt securities	—	186,376	—	186,376
Available-for-sale investments	—	343,249	—	343,249
Total fair value of assets	$929,842	$343,249	$—	$1,273,091

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$26,910	—	—	$26,910
Common stock warrant liabilities (Private Placement)	—	17,992	—	17,992
Earnout Shares Liability	—	—	109,844	109,844
Total fair value of liabilities	$26,910	$17,992	$109,844	$154,746

The following is a summary of the Company’s available-for-sale securities (in thousands):

	March 31, 2022
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Assets measured at fair value
Term deposits	$40,090	$—	$—	$40,090
Asset backed securities	34,720	—	(299)	34,421
Government debt securities	350,909	—	(778)	350,131
Corporate debt securities	380,814	8	(1,752)	379,070
Total	$806,533	$8	$(2,829)	$803,712

	December 31, 2021
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Assets measured at fair value
Term deposits	$40,069	—	$—	$40,069
Asset backed securities	69,579	—	(83)	69,496
Government debt securities	47,355	—	(47)	47,308
Corporate debt securities	186,471	—	(95)	186,376
Total	$343,474	$—	$(225)	$343,249

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2022 and 2021.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of other income within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

Earnout Shares Liability
Fair value as of January 1, 2022	$109,844
Change in fair value	(19,404)
Fair value as of March 31, 2022	$90,440

The fair value of the Earnout Shares Liability (see Note 8) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

Note 4. Acquisitions

2021 Acquisitions

On January 11, 2021, the Company entered into certain agreements with Uber Technologies, Inc. (“Uber”), under which it acquired Uber Elevate, Inc (“Uber Elevate”), a portion of Uber's business dedicated to development of aerial ridesharing. In connection with the acquisition, the Company issued Uber a Convertible Promissory Note (“Uber CPN”) and entered into a collaboration agreement (the “Uber Agreement”).

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

On December 21, 2021, the Company completed the acquisition of an entity engaged in the development of radar systems technology with application in the aviation and other sectors, whereby it acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $2.8 million in cash, and (ii) 340,000 restricted stock units of Joby Aviation common stock with the aggregate acquisition date fair value of $2.4 million. The purchase consideration of $2.8 million was allocated to $1.7 million of the acquired intangible assets, primarily developed technology, $1.2 million of the acquired current assets, primarily cash and account receivables, and $0.1 million of the acquired current liabilities.

2022 Acquisition

On March 9, 2022, the Company completed the acquisition of an aerospace composite manufacturing company, whereby it acquired all the purchased assets and assumed selected liabilities in exchange for a total consideration consisting of (i) $1.5 million in cash, and (ii) restricted stock units of Joby Aviation common stock with the aggregate acquisition date fair value of $0.1 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. The purchase consideration of $1.5 million was allocated to the following: a $1.1 million in favorable lease assets, $0.4 million of acquired machinery and equipment, $0.1 million of acquired current assets, and $0.1 million of acquired current liabilities.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$50,121	$45,501
Computer software	9,927	8,410
Leasehold improvements	10,058	9,364
Molds and tooling	8,938	8,052
Vehicles and aircraft	1,582	1,198
Buildings	4,464	—
Furniture and fixtures	314	319
Construction in-progress	2,636	6,394
Gross property and equipment	88,040	79,238
Accumulated depreciation and amortization	(30,120)	(26,083)
Property and equipment, net	$57,920	$53,155

Depreciation and amortization expense of Property and equipment for the three months ended March 31, 2022 and 2021 was $4.1 million and $2.4 million, respectively. Vehicles and aircraft includes utility automobiles used at our various facilities and purchased aircraft to support Part 135 operations and training.

Intangible Assets, Net

The intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Automation platform software	$7,200	$7,200
Multimodal software technology	4,900	4,900
System simulation software technology	4,600	4,600
Other intangibles	2,769	1,655
Gross intangible assets	19,469	18,355
Accumulated amortization	(4,940)	(3,843)
Intangible assets, net	$14,529	$14,512

Amortization expense related to intangible assets for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.9 million, respectively. As of March 31, 2022 the weighted-average amortization period of intangible assets was 3.16 years.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of March 31, 2022 (in thousands):

Fiscal Year	Amount
2022 (remainder)	3,636
2023	4,831
2024	3,896
2025	2,166
$14,529

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid equipment	$5,289	$2,923
Prepaid software	3,918	4,494
Prepaid taxes	1,612	1,332
Prepaid insurance	7,053	8,031
Other	1,183	636
Total	$19,055	$17,416

Other non-current assets

	March 31, 2022	December 31, 2021
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	8,001	10,511
Other non-current assets	1,135	199
Total	$68,747	$70,321

Note 6. Leases

Operating Leases

The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2050. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. The Company recognizes rent expense on a straight-line basis over the term of the operating leases. Any difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the three months ended March 31, 2022 and 2021 was $1.4 million and $1.3 million, respectively.

Aggregate future minimum lease payments required under the operating leases at March 31, 2022 are as follows (in thousands):

As of March 31, 2022	Amount
2022 (remaining nine months)	4,209
2023	4,413
2024	3,583
2025	718
2026	653
2027 and thereafter	3,136
Total minimum future lease payments, operating leases	$16,712

Capital Leases

The Company purchased equipment with total gross book value of $4.5 million under capital lease agreements, of which $0.3 million and $0.9 million was purchased during the three months ended March 31, 2022 and during the year ended December 31, 2021, respectively. Interest rates for the capital leases have ranged from 3.95% to 15.0% per annum. Accumulated depreciation for equipment acquired under the capital leases was $1.2 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively.

Aggregate future minimum principal lease payments under the capital leases at March 31, 2022 are as follows (in thousands):

As of March 31, 2022	Amount
2022 (remaining nine months)	521
2023	294
2024	231
2025	159
2026	150
2027 and thereafter	50
Total payments	1,405
Less current portion	(603)
Noncurrent portion	$802

Note 7. Commitments and Contingencies

Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of March 31, 2022, and December 31, 2021, the Company was not involved in any material legal proceedings.

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

The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of March 31, 2022 and December 31, 2021.

Note 8. Stock Warrants and Earnout Shares

Private Placement and Public Warrants

In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP (“Sponsor Agreement”). During the three months ended March 31, 2022, no Common Stock Warrants were exercised.

The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three months ended March 31, 2022, the Private Placement Warrant liability was remeasured to fair value as of March 31, 2022, resulting in a loss of $1.0 million, which is included within the gain from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.

The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three months ended March 31, 2022, the public warrant liability was remeasured to fair value based upon the market price as of March 31, 2022, resulting in a loss of $1.6 million, classified within the gain from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.

Earnout Shares Liability

In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement, Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified Release Events. In accordance with ASC 815-40, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.

Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company's common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After 10 years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of March 31, 2022.

Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.

During the three months ended March 31, 2022, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $19.4 million, included within the gain from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations.

Assumptions used in the valuation are as follows:

	March 31, 2022	December 31, 2021
Expected volatility	61.90%	72.10%
Risk-free interest rate	2.34%	1.51%
Dividend rate	0.00%	0.00%
Expected term (years)	9.36	9.61

Note 9. Stock-based Compensation

2016 and 2021 Stock Plans

In November 2016, the Company’s Board of Directors adopted the 2016 Stock Option and Grant Plan (the “2016 Plan”) under which officers, employees, directors, consultants and other key persons of the Company or its affiliates may be granted incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. Immediately prior to the Closing Date on August 10, 2021, the Company's Board of Directors amended the 2016 Plan provide that no new awards could be granted under the 2016 Plan.

On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company's Board of Directors. On January 1, 2022, the number of shares available for issuance under 2021 plan increased by 24,167,201 shares.

On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company's Board of Directors. On January 1, 2022, the number of shares available for issuance under 2021 ESPP increased by 3,020,900 shares. As of March 31, 2022, the Company has not yet implemented the 2021 ESPP and no shares had been issued under the 2021 ESPP.

Restricted Stock Units

The summary of restricted stock unit ("RSU") activity is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2021	10,032,871	$8.60	$73,240
Granted	10,132,289	$5.92
Vested	(871,778)	$8.15
Forfeited	(328,460)	$8.08
Balances—March 31, 2022	18,964,922	$7.19	$125,548

On December 16th, 2021, the Company's Board of Directors approved a performance-based bonus program with payout based on five goals with sub-milestones to achieve in year 2022 ("2022 Bonus Plan"). Each milestone goal achievement will result in RSU grants, when grants are approved by the Company's Board of Directors, with the vesting period from the grant dates to January 1, 2023. Total opportunity for the bonus is to earn RSU with fair value of 30% of employees' base salary as of the date of the grants, with stretch bonus goals achievement increasing it to 40%.

The Company recorded stock-based compensation expense of $7.3 million during the three months ended March 31, 2022 in relation to 2022 Bonus Plan. The Company will consider probability of achieving of each of the performance goals at the end of each reporting period and will recognize expense over the requisite period when the goal achievement is probable, reversing or re-accruing expense if goal achievement becomes not probable or probable again. Accordingly, this expense will be classified as a liability until such time that the respective milestones have been met, at which point the liability will be reclassified to equity. If it is determined that the milestone cannot be met, the liability will be reversed.

Shares subject to repurchase

The Company allows certain option holders to exercise unvested options and stock purchase rights to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares typically lapse over six years as the shares become vested. As of March 31, 2022 and December 31, 2021, 6,266,063 and 6,918,483 shares, respectively, were subject to repurchase at a weighted average price of $0.09 per share and $0.10 per share, respectively, and $0.6 million and $0.7 million, respectively, was recorded within the stock repurchase liability in early exercised stock option liabilities on the condensed consolidated balance sheets.

In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of March 31, 2022, the number of such shares that were subject to repurchase was 2,342,552.

Stock-based Compensation Expense

The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Research and development expenses	$14,722	$3,119
Selling, general and administrative expenses	4,707	1,689
Total stock-based compensation expense	$19,429	$4,808

Note 10. Related Party Transactions

The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. These services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.2 million and $0.3 million during the three ended March 31, 2022 and 2021, respectively. The Company owed these vendors $0.1 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively.

In addition, the Company entered into certain transactions with SummerBio. These transactions included purchases of COVID-19 testing services for its employees for the total amount of $0.6 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively. Total amount due to SummerBio was $0.2 million and $0.1 million at March 31, 2022 and December 31, 2021, respectively.

Note 11. Net Loss per Share Attributable to Common Stockholders

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three months ended March 31, 2022 and 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(62,319)	$(41,505)
Denominator:
Weighted-average shares outstanding	579,090,606	111,012,510
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.37)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31, 2022	March 31, 2021
Common stock warrants	28,783,333	758,516
Unvested restricted stock units	18,964,922	7,057,151
Unvested early exercised common stock options	6,266,063	9,258,073
Options to purchase common stock and unvested restricted stock awards	22,622,456	19,139,789
Earnout Shares	17,130,000	—
Redeemable convertible preferred stock	—	341,688,225
Total	93,766,774	377,901,754

Note 12. Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. The Company did not identify any subsequent events or transactions that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis includes forward looking statements that involve risks and uncertainties. Please see the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”

Overview

We have spent more than a decade designing and testing a piloted all-electric aircraft that can take off and land vertically, while cruising like a traditional airplane. The aircraft is quiet when taking off, near silent when flying overhead and is designed to transport a pilot and four passengers at speeds of up to 200 mph, with a maximum range of 150 miles on a single charge. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With more than 1,000 successful test flights already completed, and as the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis to date, we believe our aircraft will be the first of its kind to earn airworthiness certification from the Federal Aviation Administration (“FAA”).

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

Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of March 31, 2022, we had an accumulated deficit of $538.9 million. We have funded our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and the proceeds from the merger described below.

The Merger

We entered into an Agreement and Plan of Merger (the “Merger Agreement”) on February 23, 2021, with Reinvent Technology Partners, a special purpose acquisition company (“RTP”). Pursuant to the Merger Agreement, on August 10, 2021 (the “Closing Date”), Joby Aero, Inc. (“Legacy Joby”) was merged with and into a wholly-owned subsidiary of RTP (the “Merger”). Legacy Joby survived as a wholly-owned subsidiary of RTP, which was renamed Joby Aviation, Inc. (“Joby Aviation”).

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

As a result of becoming a reporting company with the U.S. Securities and Exchange Commission ("SEC") and NYSE-listed company, we have and will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

All shares and per share amounts of Legacy Joby for all presented periods have been retrospectively adjusted using the exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Key Factors Affecting Operating Results

For a more comprehensive discussion of the risks and uncertainties that could impact the Company's business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Development of the Urban Air Mobility (“UAM”) market

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

Competition

We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; it is possible that our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing aerospace companies launch competing solutions in the markets in which we intend to operate and obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. In the event we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Government Certification

We agreed to a signed, stage 4 “G-1” certification basis for our aircraft with the FAA in 2020. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step on the way towards certifying any new aircraft in the U.S. Our aircraft was originally intended to be certified in line with the FAA’s existing Part 23 requirements for Normal Category Airplanes, with special conditions introduced to address requirements specific to our unique aircraft. In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and may, instead, require certification under the “powered lift” classification. The FAA indicated that they did not expect this change to affect current certification timelines. In addition to certifying our aircraft, we will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our aerial ridesharing service. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

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

Fully-Integrated Business Model

Our business model is to serve as a fully-integrated eVTOL transportation service provider. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our projections are dependent on certifying and delivering aircraft on time and at a cost that will allow us to offer our service at prices that a sufficient number of customers will be willing to pay for the time and efficiency savings they receive from utilizing our eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. The success of our business also is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, high winds, lightning, hail, known icing conditions and/or fog. Our inability to operate safely in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at skyports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.

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

We expect our selling, general and administrative expenses to increase as we hire additional personnel and consultants to support our commercialization efforts and comply with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other SEC rules and regulations.

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

On August 24, 2020, SummerBio raised additional financing through issuing equity instruments to other investors and changed the structure of its board of directors, as a result of which we concluded that on August 24, 2020 we no longer had a controlling interest in SummerBio. We concluded that our retained interest in SummerBio should be accounted for under the equity method. Accordingly, we deconsolidated SummerBio, recognized our remaining investment in SummerBio as an equity investment at a fair value of $5.2 million, derecognized net liabilities of SummerBio of $1.7 million and recognized a gain on deconsolidation of $6.9 million, which is included in other income on the condensed consolidated statement of operations for the year ended December 31, 2020. In December 2021, we recorded a $1.0 million reduction to our investment in SummerBio due to increase in SummerBio employees' stock based awards, which diluted Company's equity interest in SummerBio. We recognized our share of earnings of SummerBio, net of dilution reduction, as income from equity method investment on the condensed consolidated statement of operations for the total amount of $14.5 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively.

Gain from changes in fair value of Warrants and Earnout Shares Liabilities

Publicly-traded warrants (“Public Warrants”), and private placement warrants issued to RTP (“Private Placement Warrants”) and Earnout Shares are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period.

2021 Acquisitions

On January 11, 2021, the Company entered into certain agreements with Uber Technologies, Inc. (“Uber”), under which it acquired Uber Elevate, Inc (“Uber Elevate”), a portion of Uber's business dedicated to development of aerial ridesharing. In connection with the acquisition, the Company issued Uber a Convertible Promissory Note (“Uber CPN”) and entered into a collaboration agreement (the “Uber Agreement”).

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

On December 21, 2021, the Company completed the acquisition of an entity engaged in the development of radar systems technology with application in the aviation and other sectors, whereby it acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $2.8 million in cash, and (ii) 340,000 restricted stock units of Joby Aviation common stock with the aggregate acquisition date fair value of $2.4 million. The purchase consideration of $2.8 million was allocated to $1.7 million of the acquired intangible assets, primarily developed technology, $1.2 million of the acquired current assets, primarily cash and account receivables, and $0.1 million of the acquired current liabilities.

2022 Acquisition

On March 9, 2022, the Company completed the acquisition of an aerospace composite manufacturing company, whereby it acquired all the purchased assets and assumed selected liabilities in exchange for a total consideration consisting of (i) $1.5 million in cash, and (ii) restricted stock units of Joby Aviation common stock with the aggregate acquisition date fair value of $0.1 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. The purchase consideration of $1.5 million was allocated to the following: a $1.1 million in favorable leased assets, $0.4 million of acquired machinery and equipment, $0.1 million of acquired current assets, and $0.1 million of acquired current liabilities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the three Months Ended March 31, 2021

The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
Operating expenses
Research and development	$72,071	$34,184	37,887	111%
Selling, general and administrative	22,272	11,644	10,628	91%
Total operating expenses	94,343	45,828	48,515	106%
Loss from operations	(94,343)	(45,828)	(48,515)	106%
Interest and other income, net	788	480	308	64%
Interest expense	(31)	(863)	832	(96)%
Income from equity method investment	14,458	4,710	9,748	207%
Gain from change in fair value of warrants and earnouts shares	16,814	—	16,814	(100)%
Total other income, net	32,029	4,327	27,702	640%
Loss before income taxes	(62,314)	(41,501)	(20,813)	50%
Income tax expenses	5	4	1	25%
Net loss	$(62,319)	$(41,505)	(20,814)	50%

Research and Development Expenses

Research and development increased by $37.9 million, or 111%, to $72.1 million during the three months ended March 31, 2022 from $34.2 million during the three months ended March 31, 2021. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These increases were partially offset by government research and development grants earned through increased operations as part of our Department of Defense contracts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.6 million, or 91%, to $22.3 million during the three months ended March 31, 2022 from $11.6 million during the three months ended March 31, 2021. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.

Total Other Income, Net

Total other income, net increased by $27.7 million, or 640%, to $32.0 million during the three months ended March 31, 2022 from $4.3 million during the three months ended March 31, 2021. The increase was primarily driven by a $16.8 million gain from changes in fair value of warrants and earnout shares and a $9.7 million increase in income from equity method investment in SummerBio and a $0.8 million decrease in interest expense.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of redeemable convertible preferred stock and convertible notes. From inception through March 31, 2022, we raised net proceeds of $1,067.9 million from the Merger and $843.3 million from the issuances of Legacy Joby's redeemable convertible preferred stock and convertible notes. As of March 31, 2022, we had cash, cash equivalents and restricted cash of $418.8 million and short-term investment in marketable securities of $803.7 million. Restricted cash, totaling $1.7 million, reflects a security deposit on leased facilities and a letter of credit for a new vendor. We believe that our cash on hand will satisfy our working capital and capital requirements for at least the next twelve months.

Long-Term Liquidity Requirements

We expect our cash and cash equivalents on hand together with the cash we expect to generate from future operations will provide sufficient funding to support us through to initial commercialization. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

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

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2022	2021	($)	(%)
Net cash (used in) provided by:
Operating activities	$(61,426)	$(29,665)	(31,761)	107%
Investing activities	(476,132)	(5,879)	(470,253)	7,999%
Financing activities	80	74,989	(74,909)	(100)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(537,478)	$39,445	(576,923)	(1,463)%

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $61.4 million, consisting primarily of a net loss of $62.3 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $19.4 million stock-based compensation expense, $5.2 million depreciation and amortization expense, $0.8 million net accretion and amortization of our investments in marketable securities and a net decrease in our net working capital of $6.7 million, primarily related to distribution from equity method investment, partially offset by a $16.8 million gain from change in the fair value of warrants and earnout shares and $14.5 million in income from equity method investment.

Net cash used in operating activities for the three months ended March 31, 2021 was $29.7 million, consisting primarily of a net loss of $41.5 million, which included a $3.3 million depreciation and amortization expense, $4.8 million stock-based compensation expense, $0.8 million non-cash interest expense, $1.4 million income from equity method investment, $1.6 million net accretion and amortization of our investments in marketable securities and a decrease in our net working capital of $0.9 million, reflecting primarily lower receivables.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was primarily due to purchases of marketable securities of $571.9 million, purchases of property and equipment of $10.8 million and acquisition of business of $1.5 million, partially offset by proceeds from the sales of marketable securities of $34.5 million and proceeds from maturities of marketable securities of $73.6 million.

Net cash used in investing activities for the three months ended March 31, 2021 was primarily due to purchases of marketable securities of $169.7 million and purchases of property and equipment of $5.1 million, partially offset by proceeds from the sales of marketable securities of $26.8 million and proceeds from maturities of marketable securities of $142.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was primarily due to proceeds from exercise of stock options and issuance common stock warrants of $0.4 million, partially offset by repayment of tenant improvement loan and capital lease obligation of $0.3 million.

Net cash provided by financing activities for the three months ended March 31, 2021 was primarily due to proceeds from issuance of the convertible note to Uber for a net amount of $75.0 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

The accounting policies of the Company are the same as those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations section of the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”) or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. RTP was an “emerging growth company” as defined in Section 2(a) of the Securities Act and had elected to take advantage of the benefits of this extended transition period,

We plan to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and non-public business entities until the earlier of the date we (a) are no longer an emerging growth company and (b) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act: (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,222.6 million as of March 31, 2022. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.

Foreign Currency Risk

We are not exposed to significant foreign currency risks related to our operating expenses as our foreign operations are not material to our condensed consolidated financial statements.

Item 4. Controls and Procedures.

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

We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness. Specifically, we implemented additional review procedures and hired additional staff within our accounting and finance department, and, as appropriate, we are engaging external accounting experts to supplement our internal resources. However, we cannot assure you the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weakness will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. This material weakness may not allow for us to have proper segregation of duties and the ability to close our books and records and report our results, including required disclosures, on a timely basis, until it is fully remediated.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, other than the continuing implementation of remediation measures described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.

Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact the Company's business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider material, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	S-4	3.3	7/6/2021
10.1	Other Transaction for Prototype Agreement between the United States Air Force and Joby Aero, Inc. dated March 3, 2022				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joby Aviation, Inc.

Date: May 13, 2022	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: May 13, 2022	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer