Form 10-Q
period 2022-06-30
Joby Aviation, Inc.
filed 2022-08-12
CIK 1819848

•

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________
Commission File Number: 001-39524
_____________________________________________
Joby Aviation, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________

Delaware	98-1548118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2155 Delaware Avenue, Suite #225 Santa Cruz, CA	95060
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (831) 426-3733
_____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of August 9, 2022 was 607,568,358

i

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

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$311,089	$955,563
Short-term investments	840,378	343,248
Total cash, cash equivalents and short-term investments	1,151,467	1,298,811
Restricted cash	3,204	—
Other receivables	4,240	2,315
Prepaid expenses and other current assets	18,653	17,416
Total current assets	1,177,564	1,318,542
Property and equipment, net	61,042	53,155
Restricted cash	762	762
Equity method investment	20,144	20,306
Intangible assets	15,896	14,512
Goodwill	13,717	10,757
Other non-current assets	67,220	70,321
Total assets	$1,356,345	$1,488,355
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,908	$3,637
Accrued and other current liabilities	28,102	10,211
Total current liabilities	30,010	13,848
Stock repurchase liability	524	711
Warrant liability	31,230	44,902
Earnout shares liability	64,005	109,844
Other non-current liabilities	1,914	2,291
Total liabilities	127,683	171,596
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized at June 30, 2022 and December 31, 2021. No shares issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Common stock: $0.0001 par value - 1,400,000,000 and 1,400,000,000 shares authorized, 607,188,444 and 604,174,329 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	60	60
Additional paid-in capital	1,822,235	1,793,431
Accumulated deficit	(588,503)	(476,610)
Accumulated other comprehensive loss	(5,130)	(122)
Total stockholders’ equity	1,228,662	1,316,759
Total liabilities and stockholders’ equity	$1,356,345	$1,488,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (including related party purchases of $583 and $464 for the three months ended June 30, 2022 and 2021, respectively, $1,227 and $976 for the six months ended June 30, 2022 and 2021, respectively.	$74,205	$54,034	$146,276	$88,218
Selling, general and administrative (including related party purchases of $128 and $131 for the three months ended June 30, 2022 and 2021, respectively, $289 and 236 for the six months ended June 30, 2022 and 2021, respectively)	25,177	14,336	47,449	25,980
Total operating expenses	99,382	68,370	193,725	114,198
Loss from operations	(99,382)	(68,370)	(193,725)	(114,198)
Interest and other income, net	2,583	229	3,371	709
Interest expense	(29)	(1,041)	(60)	(1,904)
Income from equity method investment	4,581	4,181	19,039	8,891
Gain from change in fair value of warrants and earnout shares	42,698	—	59,512	—
Total other income, net	49,833	3,369	81,862	7,696
Loss before income taxes	(49,549)	(65,001)	(111,863)	(106,502)
Income tax expense	25	5	30	9
Net loss	$(49,574)	$(65,006)	$(111,893)	$(106,511)
Net loss per share, basic and diluted	$(0.09)	$(0.58)	$(0.19)	$(0.96)
Weighted-average common stock outstanding, basic and diluted	581,265,924	111,898,795	580,184,274	111,458,101
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(49,574)	$(65,006)	$(111,893)	$(106,511)
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities	(2,290)	(23)	(4,886)	(323)
Foreign currency translation gain (loss)	(160)	53	(122)	52
Total other comprehensive loss	(2,450)	30	(5,008)	(271)
Comprehensive loss	$(52,024)	$(64,976)	$(116,901)	$(106,782)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(In thousands, except share data)

	Preferred Stock			Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares		Amount	Shares	Amount
Balance at January 1, 2022	—		$—	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss	—		—	—	—	—	(62,319)	—	(62,319)
Stock-based compensation	—		—	—	—	12,088	—	—	12,088
Issuance of common stock upon exercise of stock options	—		—	823,524	—	428	—	—	428
Issuance of common stock upon release of restricted stock units	—		—	851,557	—	—	—	—	—
Vesting of early exercised stock options	—		—	—	—	121	—	—	121
Shares withheld related to net share settlement				(13,041)		(85)			(85)
Other comprehensive loss	—		—	—	—	—	—	(2,558)	(2,558)
Balance at March 31, 2022	—		$—	605,836,369	$60	$1,805,983	$(538,929)	$(2,680)	$1,264,434
Net loss	—		—	—	—	—	(49,574)	—	(49,574)
Stock-based compensation	—		—	—	—	15,869	—	—	15,869
Issuance of common stock upon exercise of stock options	—		—	559,552	—	318	—	—	318
Issuance of common stock upon release of restricted stock units	—		—	792,523	—	—	—	—	—
Vesting of early exercised stock options	—		—	—	—	65	—	—	65
Other comprehensive loss	—		—	—	—	—	—	(2,450)	(2,450)
Balance at June 30, 2022	—	—	$—	607,188,444	$60	$1,822,235	$(588,503)	$(5,130)	$1,228,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(unaudited)
(In thousands, except share data)

	Preferred Stock			Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares		Amount	Shares	Amount
Balance at January 1, 2021	332,764,215		$768,312	122,058,940	$12	$12,579	$(296,286)	$527	$(283,168)
Net loss	—		—	—	—	—	(41,505)	—	(41,505)
Issuance of redeemable convertible preferred stock	8,924,010		77,619	—	—	—	—	—	—
Stock-based compensation	—		—	—	—	4,808	—	—	4,808
Other noncash compensation expense	—		—	—	—	1,741	—	—	1,741
Issuance of common stock upon exercise of stock options	—		—	746,830	—	303	—	—	303
Vesting of early exercised stock options	—		—	—	—	75	—	—	75
Other comprehensive loss	—		—	—	—	—	—	(309)	(309)
Balance at March 31, 2021	341,688,225		$845,931	122,805,770	$12	$19,506	$(337,791)	$218	$(318,055)
Net loss	—		—	—	—	—	(65,006)	—	(65,006)
Issuance of redeemable convertible preferred stock	2,677,200		—	—	—	—	—	—	—
Stock-based compensation	—		—	—	—	6,992	—	—	6,992
Other noncash compensation expense	—		—	—	—	2,006	—	—	2,006
Issuance of common stock upon exercise of stock options	—		—	592,948	—	217	—	—	217
Vesting of early exercised stock options				—		112			112
Other comprehensive loss	—		—	—	—	—	—	38	38
Balance at June 30, 2021	344,365,425	344,365,425	$845,931	123,398,718	$12	$28,833	$(402,797)	$256	$(373,696)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(111,893)	$(106,511)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	11,073	7,295
Non-cash interest expense and amortization of debt costs	—	1,789
Stock-based compensation expense	38,862	11,800
Write-off of in-process research and development project	—	5,030
Other non-cash compensation expense	—	3,747
Gain from change in the fair value of warrants and earnout shares	(59,512)	—
Income from equity method investment	(19,039)	(2,107)
Net accretion and amortization of investments in marketable debt securities	86	2,530
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	512	(2,734)
Other non-current assets	22,336	(124)
Accounts payable and accrued and other liabilities	3,064	1,752
Net cash used in operating activities	(114,511)	(77,533)
Cash flows from investing activities
Purchase of marketable securities	(867,257)	(289,092)
Proceeds from sales of marketable securities	45,227	40,227
Proceeds from maturities of marketable securities	319,928	239,415
Purchases of property and equipment	(19,032)	(14,509)
Acquisition, net of cash	(5,707)	(4,981)
Net cash used in investing activities	(526,841)	(28,940)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(85)	—
Proceeds from issuance of convertible notes	—	74,972
Proceeds from the exercise of stock options and warrants issuance	744	672
Repayments of tenant improvement loan and capital lease obligation	(577)	(554)
Payments for deferred offering costs	—	(1,621)
Net cash provided by financing activities	82	73,469
Net change in cash, cash equivalents and restricted cash	(641,270)	(33,004)
Cash, cash equivalents and restricted cash, at the beginning of the period	956,325	78,030
Cash, cash equivalents and restricted cash, at the end of the period	$315,055	$45,026
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$311,089	$44,264
Restricted cash	3,966	762
Cash, cash equivalents and restricted cash	$315,055	$45,026
Non-cash investing and financing activities
Unpaid property and equipment purchases	$236	$1,011
Uber acquisition in exchange for Series C redeemable convertible preferred stock	$—	$77,619
Property and equipment purchased through capital leases	$252	$926
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Company and Nature of Business
Description of Business
Joby Aviation, Inc. (“Joby Aviation” or the “Company”) is a vertically integrated air mobility company that is building a clean, quiet, fully-electric vertical takeoff and landing (“eVTOL”) aircraft to be used by the Company to deliver air transportation as a service. The Company is headquartered in Santa Cruz, California.
Merger with RTP
On August 10, 2021 (the “Closing Date”), Reinvent Technology Partners, a Cayman Islands exempted company and special purpose acquisition company (“RTP”), completed the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 23, 2021, by and among RTP, RTP Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of RTP (“RTP Merger Sub”), and Joby Aero, Inc., a Delaware corporation (“Legacy Joby”). On the Closing Date, RTP was domesticated as a Delaware corporation, Merger Sub merged with and into Legacy Joby and the separate corporate existence of Merger Sub ceased (the “Merger”), and Legacy Joby survived as a wholly-owned subsidiary of RTP, which changed its name to Joby Aviation, Inc.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022.
The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no changes to the Company’s significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2021, that have had a material impact on the condensed consolidated financial statements and related notes.
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim condensed consolidated financial statements and footnotes. Accordingly, the accompanying interim Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.
The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. In the opinion of management, these unaudited Condensed Consolidated Financial Statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At June 30, 2022, restricted cash primarily related to (i) approximately $2.2 million of cash temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller, in connection with the acquisition of aerospace software engineering company in May 2022 (Note 4), (ii) a letter of credit associated with key equipment purchases of approximately $1.0 million, and (iii) a lease obligation of approximately $0.8 million. At December 31, 2021, restricted cash primarily related to collateral on a lease obligation of approximately $0.8 million.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore, it accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 43.4% as of June 30, 2022 and December 31, 2021.
In June 2022, SummerBio notified the Company of its decision to wind down testing operations and close the business. As a result, the Company recorded an impairment loss on the Company’s investment of $6.8 million which is included within the income from equity method investment line on the condensed consolidated statement of operations and on the condensed consolidated statement of cash flow.
The Company recognized income of $4.6 million (net of impairment loss) and $4.2 million for the three months ended June 30, 2022 and 2021, respectively and income of $19.0 million (net of impairment loss) and $8.9 million for the six months ended June 30, 2022 and 2021, respectively, within income from equity method investment on the condensed consolidated statement of operations for its investment in SummerBio.
Recently Adopted Accounting Pronouncements
In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 - a consensus of the FASB Emerging Issues Task Force, which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The Company adopted this pronouncement in the first quarter of 2022 and the impact of the provisions of this standard on its Condensed Consolidated Financial Statements was immaterial.
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
In June, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 31, 2022. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated financial statements.
Note 3. Fair Value Measurements
Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
•Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•Level 2 - Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
•Level 3 - Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
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
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1, Level 2 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 8) are classified as Level 1 because they are directly observable in the market. The Company classifies the Private Placement Warrants (as defined in Note 8) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company’s Public Warrants. The Company classifies the Earnout Shares Liability (as defined in Note 8) within Level 3. The Earnout Shares Liability is measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in other income, net, in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$291,003	$—	$—	$291,003
Cash equivalents	291,003	—	—	291,003
Term deposits	—	40,301	—	40,301
Asset backed securities	—	38,352	—	38,352
Government debt securities	—	344,485	—	344,485
Corporate debt securities	—	417,240	—	417,240
Available-for-sale investments	—	840,378	—	840,378
Total fair value of assets	$291,003	$840,378	$—	$1,131,381

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$18,716	$—	$—	$18,716
Common stock warrant liabilities (Private Placement)	—	12,514	—	12,514
Earnout Shares Liability	—	—	64,005	64,005
Total fair value of liabilities	$18,716	$12,514	$64,005	$95,235

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$929,842	$—	$—	$929,842
Cash equivalents	929,842	—	—	929,842
Term deposits	—	40,069	—	40,069
Asset backed securities	—	69,496	—	69,496
Government debt securities	—	47,308	—	47,308
Corporate debt securities	—	186,376	—	186,376
Available-for-sale investments	—	343,249	—	343,249
Total fair value of assets	$929,842	$343,249	$—	$1,273,091

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$26,910	$—	$—	$26,910
Common stock warrant liabilities (Private Placement)	—	17,992	—	17,992
Earnout Shares Liability	—	—	109,844	109,844
Total fair value of liabilities	$26,910	$17,992	$109,844	$154,746

The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2022
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Assets measured at fair value
Term deposits	$40,301	$—	$—	$40,301
Asset backed securities	38,653	8	(309)	38,352
Government debt securities	346,460	—	(1,975)	344,485
Corporate debt securities	420,077	—	(2,837)	417,240
Total	$845,491	$8	$(5,121)	$840,378

	December 31, 2021
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Assets measured at fair value
Term deposits	$40,069	$—	$—	$40,069
Asset backed securities	69,579	—	(83)	69,496
Government debt securities	47,355	—	(47)	47,308
Corporate debt securities	186,471	—	(95)	186,376
Total	$343,474	$—	$(225)	$343,249
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2022 and 2021.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of other income within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

Earnout Shares Liability
Fair value as of January 1, 2022	$109,844
Change in fair value	(45,839)
Fair value as of June 30, 2022	$64,005
The fair value of the Earnout Shares Liability (see Note 8) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
Note 4. Acquisitions
2021 Acquisitions
On January 11, 2021, the Company entered into certain agreements with Uber Technologies, Inc. (“Uber”), under which it acquired Uber Elevate, Inc. (“Uber Elevate”), a portion of Uber’s business dedicated to development of aerial ridesharing. In connection with the acquisition, the Company issued Uber a Convertible Promissory Note (“Uber CPN”) and entered into a collaboration agreement (the “Uber Agreement”).

The purchase price allocation for Uber Elevate is as follows (in thousands):

Automation platform software technology	$7,200
Multimodal software technology	4,900
Simulation software technology	4,600
Total acquired finite-lived intangible assets	16,700
Goodwill	10,757
Property and equipment	630
Deferred tax asset	6,129
Total purchase consideration	$34,216
On April 6, 2021, the Company completed the acquisition of an entity engaged in the development of transportation technology with application in the aviation sector, whereby it acquired all the outstanding shares of the entity in exchange for a purchase consideration of $5.0 million in cash. The acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The purchase consideration was allocated to $5.0 million of the acquired in-process research and development (“IPR&D”) assets, $0.1 million of the acquired current liabilities and $0.1 million of acquired current assets.
In relation to the acquisition, the Company issued 2,677,200 restricted shares of Legacy Joby Series C Preferred Stock with the aggregate acquisition date value of $23.9 million. The Series C Preferred Stock was converted into an equivalent number of shares of Legacy Joby common stock on a one-to-one basis immediately prior to the closing of the Merger, and then into the restricted shares of the Company’s common stock at the time of the Merger. The restricted shares vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the restricted shares vesting terms.
On December 21, 2021, the Company completed the acquisition of an entity engaged in the development of radar systems technology with application in the aviation and other sectors, whereby it acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $2.8 million in cash, and (ii) 340,000 restricted stock units representing the right to receive an equivalent number of shares of the Company’s common stock upon vesting ("RSUs") with the aggregate acquisition date value of $2.4 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. The purchase consideration of $2.8 million was allocated to $1.7 million of the acquired intangible assets, primarily developed technology, $1.2 million of the acquired current assets, primarily cash and account receivables, and $0.1 million of the acquired current liabilities.
2022 Acquisitions
On March 9, 2022, the Company completed the acquisition of an aerospace composite manufacturing company, whereby it acquired all the purchased assets and assumed selected liabilities in exchange for a total consideration consisting of (i) $1.5 million in cash, and (ii) RSUs with the aggregate acquisition date value of $0.1 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. The purchase consideration of $1.5 million was allocated to the following: a $1.1 million in favorable lease assets, $0.4 million of acquired machinery and equipment, $0.1 million of acquired current assets, and $0.1 million of acquired current liabilities.
On May 17, 2022, the Company completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller. This retained amount is payable to the seller, net of indemnification claims, at the one-year anniversary of the acquisition. As of June 30, 2022, this retained amount of $2.2 million is presented as restricted cash on the Company’s condensed consolidated balance sheet, with a related corresponding amount in accrued and other liabilities, reflecting obligations to the seller.
In relation to the acquisition, the Company issued 790,592 RSUs with an aggregate acquisition date value of approximately $4.5 million. The Company also paid $0.5 million to the employees of the acquired company, and settled accounts payable to the acquired company of $0.2 million. The RSUs vest contingent upon each employee’s continued employment with the

Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date.
The purchase consideration of $7.2 million was, preliminarily, allocated to $2.9 million of goodwill, primarily resulting from the combined workforce and expected increased regulatory efficiencies, $2.7 million of total intangible assets comprising of $2.6 million of acquired customer relationships intangible asset and $0.1 million of acquired developed technology intangible asset, $1.7 million of acquired current assets, primarily cash and accounts receivable, $0.3 million of acquired fixed assets, and $0.4 million of acquired current liabilities. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company’s fair value assessments are finalized.
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$54,070	$45,501
Computer software	9,452	8,410
Leasehold improvements	11,135	9,364
Molds and tooling	9,342	8,052
Vehicles and aircraft	1,582	1,198
Buildings	4,464	—
Furniture and fixtures	358	319
Construction in-progress	4,214	6,394
Gross property and equipment	94,617	79,238
Accumulated depreciation and amortization	(33,575)	(26,083)
Property and equipment, net	$61,042	$53,155
Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2022 was $4.5 million and $8.6 million, respectively and $3.0 million and $5.4 million for the three and six months ended June 30, 2021, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Automation platform software	$7,200	$7,200
Multimodal software technology	4,900	4,900
System simulation software technology	4,600	4,600
Other intangibles	5,509	1,655
Gross intangible assets	22,209	18,355
Accumulated amortization	(6,313)	(3,843)
Intangible assets, net	$15,896	$14,512
Amortization expense related to intangible assets for the three and six months ended June 30, 2022 was $1.4 million and $2.5 million, respectively and $1.0 million and $1.9 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 the weighted-average amortization period of intangible assets was 2.92 years.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of June 30, 2022 (in thousands):

Fiscal Year	Amount
2022 (remainder)	3,129
2023	6,197
2024	4,404
2025	2,166
$15,896
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid equipment	$5,297	$2,923
Prepaid software	3,770	4,494
Prepaid taxes	2,076	1,332
Prepaid insurance	6,430	8,031
Other	1,080	636
Total	$18,653	$17,416
Other non-current assets
Other non-current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	6,591	10,511
Other non-current assets	1,018	199
Total	$67,220	$70,321
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
2022 Bonus Plan accrual (Note 9)	$10,905	—
Vendor related accruals	$8,299	$4,220
Payroll accruals	$3,633	$4,026
Acquisition-related obligation accrual	$2,167	—
Other accruals and current liabilities	$3,098	$1,965
Total	$28,102	$10,211

Note 6. Leases
Operating Leases
The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2050. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. The Company recognizes rent expense on a straight-line basis over the term of the operating leases. Any difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the three and six months ended June 30, 2022 was $1.4 million and $2.8 million, respectively and $1.3 million and $2.6 million for the three and six months ended June 30, 2021, respectively.
Aggregate future minimum lease payments required under the operating leases at June 30, 2022 are as follows (in thousands):

As of June 30, 2022	Amount
2022 (remaining six months)	2,938
2023	4,632
2024	3,705
2025	791
2026	729
2027 and thereafter	3,174
Total minimum future lease payments, operating leases	$15,969
Capital Leases
The Company purchased equipment with total gross book value of $4.5 million under capital lease agreements, of which $0.3 million and $0.9 million was purchased during the six months ended June 30, 2022 and during the year ended December 31, 2021, respectively. Interest rates for the capital leases have ranged from 3.95% to 15.0% per annum. Accumulated depreciation for equipment acquired under the capital leases was $1.4 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively.
Aggregate future minimum principal lease payments under the capital leases at June 30, 2022 are as follows (in thousands):

As of June 30, 2022	Amount
2022 (remaining six months)	365
2023	294
2024	231
2025	159
2026	150
2027 and thereafter	50
Total payments	1,249
Less current portion	(583)
Noncurrent portion	$666
Note 7. Commitments and Contingencies
Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of June 30, 2022, and December 31, 2021, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of June 30, 2022 and December 31, 2021.
Note 8. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three months ended June 30, 2022, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three and six months ended June 30, 2022, the Private Placement Warrant liability was remeasured to fair value as of June 30, 2022, resulting in a gain of $6.5 million and $5.5 million , respectively, which is included within the gain from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and six months ended June 30, 2022, the public warrant liability was remeasured to fair value based upon the market price as of June 30, 2022, resulting in a gain of $9.7 million and $8.2 million, respectively, classified within the gain from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
Earnout Shares Liability
In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement, Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified release events. In accordance with ASC 815 Derivatives and Hedging, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the condensed consolidated statements of operations.
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of June 30, 2022.

Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three and six months ended June 30, 2022, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $26.4 million and $45.8 million, respectively, included within the gain from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations.
Assumptions used in the valuation are as follows:

	June 30, 2022	December 31, 2021
Expected volatility	63.90%	72.10%
Risk-free interest rate	3.00%	1.51%
Dividend rate	0.00%	0.00%
Expected term (years)	9.11	9.61
Note 9. Stock-based Compensation
2016 and 2021 Stock Plans
In November 2016, the Company’s Board of Directors adopted the 2016 Stock Option and Grant Plan (the “2016 Plan”) under which officers, employees, directors, consultants and other key persons of the Company or its affiliates may be granted incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. On August 10, 2021, the Company’s Board of Directors amended the 2016 Plan to provide that no new awards could be granted under the 2016 Plan.
On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On January 1, 2022, the number of shares available for issuance under 2021 plan increased by 24,167,201 shares.
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On January 1, 2022, the number of shares available for issuance under 2021 ESPP increased by 3,020,900 shares. As of June 30, 2022, the Company has not yet implemented the 2021 ESPP and no shares have been issued under the 2021 ESPP.
Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2021	10,032,871	$8.60	$73,240
Granted	15,936,403	$5.60
Vested	(1,632,019)	$8.02
Forfeited	(856,394)	$7.54
Balances—June 30, 2022	23,480,861	$6.64	$115,291

On December 16, 2021, the Company’s Board of Directors approved a performance-based bonus program under which RSUs will be awarded in connection with the achievement of specified goals to be achieved in 2022 ("2022 Bonus Plan"). The RSU awards will be granted when the achievement of each goal is approved by the Company’s Board of Directors or Compensation Committee, and the RSUs will vest on January 1, 2023 provided the employee or consultant continues to be a service provider on that date. The target bonus opportunity is equal to 30% of the employee’s base salary as of the applicable grant date unless otherwise established by the Company’s Compensation Committee, with stretch bonus goals that are one-third higher than the target amounts.
The Company recorded stock-based compensation expense of $7.5 million and $14.8 million during the three and six months ended June 30, 2022, respectively, in relation to 2022 Bonus Plan. The Company will consider the probability of achieving of each of the performance goals at the end of each reporting period and will recognize expense over the requisite period when achievement of the goal is determined to be probable, and will adjust the expense if the probability of achieving the goal later changes. In accordance with ASC 718 Compensation - Stock Compensation, awards under 2022 Bonus Plan are classified as a liability until such time that the respective milestones have been met, at which point the liability is reclassified to equity. If it is determined that the milestone cannot be met, the liability will be reversed.
Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of June 30, 2022 and December 31, 2021, 5,381,017 and 6,918,483 shares, respectively, were subject to repurchase at a weighted average price of $0.10 per share and $0.10 per share, respectively, and $0.5 million and $0.7 million, respectively, was recorded within the stock repurchase liability in early exercised stock option liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of June 30, 2022, the number of such shares that were subject to repurchase was 2,231,000.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$13,387	$4,820	$28,110	$7,939
Selling, general and administrative expenses	6,046	2,172	10,752	3,861
Total stock-based compensation expense	$19,433	$6,992	$38,862	$11,800
Note 10. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively and $0.4 million and $0.7 million during the three and six months ended June 30, 2021, respectively. The Company owed these vendors nil and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.
In addition, the Company entered into certain transactions with SummerBio. These transactions included purchases of COVID-19 testing services for the Company’s employees for a total amount of $0.5 million and $1.1 million during the three and six months ended June 30, 2022, respectively and $0.2 million and $0.6 million during the three and six months ended June 30, 2021, respectively. Total amount due to SummerBio was $0.2 million and $0.1 million at June 30, 2022 and December 31, 2021, respectively.

Note 11. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and six months ended June 30, 2022 and 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(49,574)	$(65,006)	$(111,893)	$(106,511)
Denominator:
Weighted-average shares outstanding	581,265,924	111,898,795	580,184,274	111,458,101
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.58)	$(0.19)	$(0.96)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30, 2022	June 30, 2021
Common stock warrants	28,783,333	758,516
Unvested restricted stock units	23,480,861	10,255,455
Unvested early exercised common stock options	5,381,017	8,556,236
Options to purchase common stock and unvested restricted stock awards	21,626,741	25,916,254
Earnout Shares	17,130,000	—
Redeemable convertible preferred stock	—	344,365,425
Redeemable convertible preferred stock warrants	—	68,650
Total	96,401,952	389,920,536
Note 12. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. The Company did not identify any subsequent events or transactions that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis includes forward looking statements that involve risks and uncertainties. Please see the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”
Overview
We have spent more than a decade designing and testing a piloted all-electric aircraft that can take off and land vertically, while cruising like a traditional airplane. The aircraft is quiet when taking off, near silent when flying overhead and is designed to transport a pilot and four passengers at speeds of up to 200 mph, with a maximum range of 150 miles on a single charge. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With more than 1,000 successful test flights already completed, and as the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis, we believe we are well positioned to be the first eVTOL manufacturer to earn airworthiness certification from the Federal Aviation Administration (“FAA”).
We do not intend to sell these aircraft to third parties or individual consumers. Instead, we plan to manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver transportation services to our customers, including the U.S. Air Force through contracted operations, and to individual end-users through a convenient app-based aerial ridesharing platform, with a goal to begin service in 2024. We believe this business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of June 30, 2022, we had an accumulated deficit of $588.5 million. We have funded our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and the proceeds from the merger described below.
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
The Merger is accounted for as a reverse capitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under this method of accounting, RTP is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of Joby Aviation represent a continuation of the financial statements of Legacy Joby, with the Merger being treated as the equivalent of Joby Aviation issuing stock for the net assets of RTP, accompanied by a recapitalization. Legacy Joby operations prior to the Merger are presented as those of Joby Aviation. The Merger, which raised $1,067.9 million, has significantly impacted our capital structure and operating results, supporting our product development, manufacturing and commercialization efforts.
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
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Development of the Urban Air Mobility (“UAM”) market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We are targeting service beginning in 2024, and our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.
We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground, air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist following the COVID pandemic. We anticipate initial operations with our U.S. government customers to be followed by operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.
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
Government Certification
We agreed to a signed, stage 4 “G-1” certification basis for our aircraft with the FAA in 2020. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step on the way towards certifying any new aircraft in the U.S. Our aircraft was originally intended to be certified in line with the FAA’s existing Part 23 requirements for Normal Category Airplanes, with special conditions introduced to address requirements specific to our unique aircraft. In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and would, instead, require certification under the “powered lift” classification. The FAA indicated that they did not expect this change to affect current certification timelines. Based on the FAA’s revised certification requirements, we re-signed an updated stage 4 "G-1" certification basis in July 2022.
In addition to certifying our aircraft, we will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our aerial ridesharing service. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. If we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or if any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.
Agility Prime
In December 2020, we became, to the best of our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the U.S. Air Force, and in the first quarter of 2021, we officially began on-base operations under contract pursuant to the U.S. Air Force’s Agility Prime program. Our multi-year relationship with the U.S. Air Force and other U.S. Government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In addition to the operational learnings and advanced research support, our contracts, which we expanded in July 2022, have a potential value of more than $75 million through 2025. We are actively pursuing additional contracts and relationships that would further secure these on-base operations going forward. Our U.S. government contracting party may modify, curtail or terminate its contracts with us without prior notice and either at its convenience or for default based on performance, or may decline to accept performance or exercise subsequent option years. We may also be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or Department of Defense.
Impact of COVID-19
The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19, as well as the emergence of variants, has also created disruptions in the manufacturing, delivery and overall supply chain for manufacturers and suppliers, and has led to a decrease in the need for transportation services around the world.
As a result of the COVID-19 pandemic, we have modified our business practices and implemented additional safety protocols for essential workers. We may take further actions, or modify our COVID-19 related business practices, as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. While the ultimate duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted, such as the extent and effectiveness of containment actions, the emergence of variants, and vaccine efficacy and uptake, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic, as well as the ultimate impact on our business, remains unknown.
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
The success of our business also is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at skyports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, high winds, lightning, hail, known icing conditions and/or fog. Our inability to operate safely in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services
Components of Results of Operations
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
On August 24, 2020, SummerBio raised additional financing through issuing equity instruments to other investors and changed the structure of its board of directors, as a result of which we concluded that on August 24, 2020 we no longer had a controlling interest in SummerBio. We concluded that our retained interest in SummerBio should be accounted for under the equity method. Accordingly, we deconsolidated SummerBio, recognized our remaining investment in SummerBio as an equity investment at a fair value of $5.2 million, derecognized net liabilities of SummerBio of $1.7 million and recognized a gain on deconsolidation of $6.9 million, which is included in other income on the condensed consolidated statement of operations for the year ended December 31, 2020. In December 2021, we recorded a $1.0 million reduction to our investment in SummerBio due to increase in SummerBio employees’ stock based awards, which diluted our equity interest in SummerBio.
In June 2022, SummerBio notified us of its decision to wind down testing operations and close the business. As a result, we recorded an impairment loss on our investment of $6.8 million which is included within the income from equity method investment line on the condensed consolidated statement of operations.
We recognized our share of earnings of SummerBio as income from equity method investment on the condensed consolidated statement of operations for the total amount of $19.0 million (net of impairment loss) and $8.9 million for the six months ended June 30, 2022 and 2021, respectively.
Gain from changes in fair value of Warrants and Earnout Shares Liabilities
Publicly-traded warrants (“Public Warrants”), and private placement warrants issued to Sponsor (“Private Placement Warrants”) and Earnout Shares are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period.
2021 Acquisitions
On January 11, 2021, we entered into certain agreements with Uber Technologies, Inc. (“Uber”), under which we acquired Uber Elevate, Inc. (“Uber Elevate”), a portion of Uber’s business dedicated to development of aerial ridesharing. In connection with the acquisition, the Company issued Uber a Convertible Promissory Note (“Uber CPN”) and entered into a collaboration agreement (the “Uber Agreement”).

The purchase price allocation for Uber Elevate is as follows (in thousands):

Automation platform software technology	7,200
Multimodal software technology	4,900
Simulation software technology	4,600
Total acquired finite-lived intangible assets	16,700
Goodwill	10,757
Property and equipment	630
Deferred tax asset	6,129
Total purchase consideration	$34,216
On April 6, 2021, we completed the acquisition of an entity engaged in the development of transportation technology with application in the aviation sector, whereby we acquired all the outstanding shares of the entity in exchange for a purchase consideration of $5.0 million in cash. The acquisition was accounted for as an asset acquisition because substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The purchase consideration was allocated to $5.0 million of the acquired in-process research and development (“IPR&D”) assets, $0.1 million of the acquired current liabilities and $0.1 million of acquired current assets.
In relation to the acquisition, we issued 2,677,200 restricted shares of Legacy Joby Series C Preferred Stock with the aggregate acquisition date value of $23.9 million. The Series C Preferred Stock was converted into an equivalent number of shares of Legacy Joby common stock on a one-to-one basis immediately prior to the closing of the Merger, and then into the restricted shares of the Company’s common stock at the time of the Merger. The restricted shares vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the restricted shares vesting terms.
On December 21, 2021, we completed the acquisition of an entity engaged in the development of radar systems technology with application in the aviation and other sectors, whereby we acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $2.8 million in cash, and (ii) 340,000 restricted stock units representing the right to receive an equivalent number of shares of the Company’s common stock upon vesting ("RSUs") with the aggregate acquisition date value of $2.4 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. The purchase consideration of $2.8 million was allocated to $1.7 million of the acquired intangible assets, primarily developed technology, $1.2 million of the acquired current assets, primarily cash and account receivables, and $0.1 million of the acquired current liabilities.
2022 Acquisitions
On March 9, 2022, we completed the acquisition of an aerospace composite manufacturing company, whereby we acquired all the purchased assets and assumed selected liabilities in exchange for a total consideration consisting of (i) $1.5 million in cash, and (ii) RSUs with the aggregate acquisition date value of $0.1 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. The purchase consideration of $1.5 million was allocated to the following: a $1.1 million in favorable lease assets, $0.4 million of acquired machinery and equipment, $0.1 million of acquired current assets, and $0.1 million of acquired current liabilities.
On May 17, 2022, we completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller. This retained amount is payable to the seller, net of indemnification claims, at the one-year anniversary of the acquisition. As of June 30, 2022, this retained amount of $2.2 million is presented as restricted cash on the Company’s condensed consolidated balance sheet, with a related corresponding amount in accrued and other liabilities, reflecting obligations to the seller.
In relation to the acquisition, we issued 790,592 RSUs with an aggregate acquisition date value of approximately $4.5 million. We also paid $0.5 million to the employees of the acquired company, and settled accounts payable to the acquired company of $0.2 million. The RSUs vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date.
The purchase consideration of $7.2 million was, preliminary, allocated to $2.9 million of goodwill, primarily resulting from the combined workforce and expected increased regulatory efficiencies, $2.7 million of total intangible assets comprising of $2.6 million of acquired customer relationships intangible asset and $0.1 million of acquired developed technology intangible asset, $1.7 million of acquired current assets, primarily cash and accounts receivable, $0.3 million of acquired fixed assets, and $0.4 million of acquired current liabilities. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company’s fair value assessments are finalized.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended June 30,		Change
	2022	2021	($)	(%)
Operating expenses
Research and development	$74,205	$54,034	20,171	37%
Selling, general and administrative	25,177	14,336	10,841	76%
Total operating expenses	99,382	68,370	31,012	45%
Loss from operations	(99,382)	(68,370)	(31,012)	45%
Interest and other income, net	2,583	229	2,354	n.m.
Interest expense	(29)	(1,041)	1,012	(97)%
Income from equity method investment	4,581	4,181	400	10%
Gain from change in fair value of warrants and earnouts shares	42,698	—	42,698	100%
Total other income, net	49,833	3,369	46,464	n.m.
Loss before income taxes	(49,549)	(65,001)	15,452	(24)%
Income tax expenses	25	5	20	400%
Net loss	(49,574)	(65,006)	15,432	(24)%
n.m. marks changes that are not meaningful for further discussion

Research and Development Expenses
Research and development increased by $20.2 million, or 37%, to $74.2 million during the three months ended June 30, 2022 from $54.0 million during the three months ended June 30, 2021. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.8 million, or 76%, to $25.2 million during the three months ended June 30, 2022 from $14.3 million during the three months ended June 30, 2021. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net increased by $46.5 million, to $49.8 million during the three months ended June 30, 2022 from $3.4 million during the three months ended June 30, 2021. The increase was primarily driven by a $42.7 million gain from changes in fair value of warrants and earnout shares, and a $2.4 million increase in interest and other income due to increased interest rates on higher invested funds.
Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
Operating expenses
Research and development	$146,276	$88,218	58,058	66%
Selling, general and administrative	47,449	25,980	21,469	83%
Total operating expenses	193,725	114,198	79,527	70%
Loss from operations	(193,725)	(114,198)	(79,527)	70%
Interest and other income, net	3,371	709	2,662	375%
Interest expense	(60)	(1,904)	1,844	(97)%
Income from equity method investment	19,039	8,891	10,148	114%
Gain from change in fair value of warrants and earnout shares	59,512	—	59,512	100%
Total other income, net	81,862	7,696	74,166	964%
Loss before income taxes	(111,863)	(106,502)	(5,361)	5%
Income tax expenses	30	9	21	233%
Net loss	$(111,893)	$(106,511)	(5,382)	5%

Research and Development Expenses
Research and development increased by $58.1 million, or 66%, to $146.3 million during the six months ended June 30, 2022 from $88.2 million during the six months ended June 30, 2021. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $21.5 million, or 83%, to $47.4 million during the six months ended June 30, 2022 from $26.0 million during the six months ended June 30, 2021. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net increased by $74.2 million, or 964%, to $81.9 million during the six months ended June 30, 2022 from $7.7 million during the six months ended June 30, 2021. The increase was primarily driven by a $59.5 million gain from changes in fair value of warrants and earnout shares, a $10.1 million increase in income from equity method investment in SummerBio, a $2.7 million increase in interest and other income due to increased interest rates on higher invested funds and a $1.8 million decrease in interest expense.

Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of redeemable convertible preferred stock and convertible notes. From inception through June 30, 2022, we raised net proceeds of $1,067.9 million from the Merger and $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $315.1 million and short-term investment in marketable securities of $840.4 million. Restricted cash, totaling $4.0 million, reflects cash temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller, in connection with the acquisition of aerospace software engineering company in May 2022, security deposit on leased facilities and a letter of credit for a new vendor. We believe that our cash on hand will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the cash we expect to generate from future operations will provide sufficient funding to support us through to initial service operations. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2022	2021	($)	(%)
Net cash (used in) provided by:
Operating activities	$(114,511)	$(77,533)	(36,978)	48%
Investing activities	(526,841)	(28,940)	(497,901)	n.m.
Financing activities	82	73,469	(73,387)	(100)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(641,270)	$(33,004)	(608,266)	n.m.
*n.m. marks changes that are not meaningful for further discussion
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 was $114.5 million, consisting primarily of a net loss of $111.9 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $38.9 million stock-based compensation expense, $11.1 million depreciation and amortization expense, $0.1 million net accretion and amortization of our investments in marketable securities and a net decrease in our net working capital of $25.9 million, primarily related to distributions from equity method investment, partially offset by a $59.5 million gain from change in the fair value of warrants and earnout shares and $19.0 million in income from equity method investment.
Net cash used in operating activities for the six months ended June 30, 2021 was $77.5 million, consisting primarily of a net loss of $106.5 million, which included $11.8 million stock-based compensation expense, a $7.3 million depreciation and amortization expense, $5.0 million write-off of acquired in-process research and development assets, $3.7 million other noncash compensation expense, $2.5 million net accretion and amortization of our investments in marketable securities,$2.1 million income from equity method investment, $1.8 million non-cash interest expense, and an increase in our net working capital of $1.2 million, reflecting primarily lower receivables.

Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $526.8 million, primarily due to purchases of marketable securities of $867.3 million, purchases of property and equipment of $19.0 million and acquisition of businesses of $5.7 million, partially offset by proceeds from the sales of marketable securities of $45.2 million and proceeds from maturities of marketable securities of $319.9 million.
Net cash used in investing activities for the six months ended June 30, 2021 was $28.9 million , primarily due to purchases of marketable securities of $289.1 million and purchases of property and equipment of $14.5 million and acquisition of $5.0 million, offset by proceeds from the sales of marketable securities of $40.2 million and proceeds from maturities of marketable securities of $239.4 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $0.1 million, primarily due to proceeds from exercise of stock options and issuance common stock warrants of $0.7 million, partially offset by repayment of tenant improvement loan and capital lease obligation of $0.6 million.
Net cash provided by financing activities for the six months ended June 30, 2021 was $73.5 million, primarily due to proceeds from issuance of the convertible note to Uber for a net amount of $75.0 million, $0.6 million from exercise of stock options and stock purchase rights, and $0.1 million from issuance preferred stock warrants, partially offset with payments for deferred offering costs of $1.6 million, $0.4 million capital lease obligations and repayment of tenant improvement loan of $0.1 million.

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
The accounting policies of the Company are the same as those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,155.4 million as of June 30, 2022. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting its liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 28, 2022. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider material, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On May 27, 2022, Paul Sciarra, our Executive Chairman and JoeBen Bevirt, our Chief Executive Officer, each purchased (i) 37,500 shares of the Company’s common stock from Bonny Simi, the Company’s Head of Air Operations and People and (ii) 17,637 shares of the Company’s common stock from Greg Bowles, the Company’s Head of Government Affairs, at a price of $5.67 per share in private sales. These purchases were disclosed in filings with the SEC on Form 4 made by each of Mr. Sciarra, Mr. Bevirt, Mr. Bowles and Ms. Simi on June 1, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	S-4	3.3	7/6/2021
10.1	2022 Performance Award Program				X
10.2	Letter Agreement, dated July 6, 2022, by and between Joby Aero, Inc. and Matt Field				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joby Aviation, Inc.

Date: August 12, 2022	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: August 12, 2022	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer