Form 10-Q
period 2022-09-30
Joby Aviation, Inc.
filed 2022-11-04
CIK 1819848

•

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Registrant’s telephone number, including area code: (831) 201-6700
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s Common Stock outstanding as of November 2, 2022 was 621,731,378

i

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

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$193,844	$955,563
Short-term investments	880,662	343,248
Total cash, cash equivalents and short-term investments	1,074,506	1,298,811
Restricted cash	3,204	—
Other receivables	6,092	2,315
Prepaid expenses and other current assets	20,234	17,416
Total current assets	1,104,036	1,318,542
Property and equipment, net	62,954	53,155
Restricted cash	762	762
Equity method investment	12,486	20,306
Intangible assets	14,198	14,512
Goodwill	14,011	10,757
Other non-current assets	65,362	70,321
Total assets	$1,273,809	$1,488,355
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,302	$3,637
Accrued and other current liabilities	24,500	10,211
Total current liabilities	28,802	13,848
Stock repurchase liability	463	711
Warrant liability	24,175	44,902
Earnout shares liability	58,499	109,844
Other non-current liabilities	1,715	2,291
Total liabilities	113,654	171,596
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized at September 30, 2022 and December 31, 2021. No shares issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Common stock: $0.0001 par value - 1,400,000,000 and 1,400,000,000 shares authorized, 609,566,379 and 604,174,329 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	60	60
Additional paid-in capital	1,837,332	1,793,431
Accumulated deficit	(667,709)	(476,610)
Accumulated other comprehensive loss	(9,528)	(122)
Total stockholders’ equity	1,160,155	1,316,759
Total liabilities and stockholders’ equity	$1,273,809	$1,488,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (including related party purchases of $243 and $547 for the three months ended September 30, 2022 and 2021, respectively, $1,470 and $1,523 for the nine months ended September 30, 2022 and 2021, respectively.)	$73,870	$52,092	$220,146	$140,310
Selling, general and administrative (including related party purchases of $46 and $154 for the three months ended September 30, 2022 and 2021, respectively, $335 and $390 for the nine months ended September 30, 2022 and 2021, respectively.)	23,251	15,607	70,700	41,587
Total operating expenses	97,121	67,699	290,846	181,897
Loss from operations	(97,121)	(67,699)	(290,846)	(181,897)
Interest and other income, net	5,395	163	8,766	872
Interest expense	(35)	(484)	(95)	(2,388)
Income from equity method investment	—	10,331	19,039	19,222
Transaction expenses related to merger	—	(9,015)	—	(9,015)
Gain (Loss) from change in fair value of warrants and earnout shares	12,560	(11,489)	72,072	(11,489)
Convertible notes extinguishment loss	—	(665)	—	(665)
Total other income (loss), net	17,920	(11,159)	99,782	(3,463)
Loss before income taxes	(79,201)	(78,858)	(191,064)	(185,360)
Income tax expense	5	—	35	9
Net loss	$(79,206)	$(78,858)	$(191,099)	$(185,369)
Net loss per share, basic and diluted	$(0.14)	$(0.20)	$(0.33)	$(0.91)
Weighted-average common stock outstanding, basic and diluted	583,970,409	385,560,732	581,458,391	203,536,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(79,206)	$(78,858)	$(191,099)	$(185,369)
Other comprehensive (loss) gain:
Unrealized loss on available-for-sale securities	(4,427)	(14)	(9,313)	(337)
Foreign currency translation gain (loss)	29	(94)	(93)	(42)
Total other comprehensive loss	(4,398)	(108)	(9,406)	(379)
Comprehensive loss	$(83,604)	$(78,966)	$(200,505)	$(185,748)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss	—	—	—	—	—	(62,319)	—	(62,319)
Stock-based compensation	—	—	—	—	12,088	—	—	12,088
Issuance of common stock upon exercise of stock options	—	—	823,524	—	428	—	—	428
Issuance of common stock upon release of restricted stock units	—	—	851,557	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	121	—	—	121
Shares withheld related to net share settlement			(13,041)		(85)			(85)
Other comprehensive loss	—	—	—	—	—	—	(2,558)	(2,558)
Balance at March 31, 2022	—	—	605,836,369	60	1,805,983	(538,929)	(2,680)	1,264,434
Net loss	—	—	—	—	—	(49,574)	—	(49,574)
Stock-based compensation	—	—	—	—	15,869	—	—	15,869
Issuance of common stock upon exercise of stock options	—	—	559,552	—	318	—	—	318
Issuance of common stock upon release of restricted stock units	—	—	792,523	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	—	—	(2,450)	(2,450)
Balance at June 30, 2022	—	—	607,188,444	60	1,822,235	(588,503)	(5,130)	1,228,662
Net loss	—	—	—	—	—	(79,206)	—	(79,206)
Stock-based compensation	—	—	—	—	14,673	—	—	14,673
Issuance of common stock upon exercise of stock options	—	—	486,797	—	364	—	—	364
Issuance of common stock upon release of restricted stock units	—	—	1,891,138	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	60	—	—	60
Other comprehensive loss	—	—	—	—	—	—	(4,398)	(4,398)
Balance at September 30, 2022	—	$—	609,566,379	$60	$1,837,332	$(667,709)	$(9,528)	$1,160,155
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(unaudited)
(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	332,764,215	$768,312	122,058,940	$12	$12,579	$(296,286)	$527	$(283,168)
Net loss	—	—	—	—	—	(41,505)	—	(41,505)
Issuance of redeemable convertible preferred stock	8,924,010	77,619	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,808	—	—	4,808
Other noncash compensation expense	—	—	—	—	1,741	—	—	1,741
Issuance of common stock upon exercise of stock options	—	—	746,830	—	303	—	—	303
Vesting of early exercised stock options	—	—	—	—	75	—	—	75
Other comprehensive loss	—	—	—	—	—	—	(309)	(309)
Balance at March 31, 2021	341,688,225	845,931	122,805,770	12	19,506	(337,791)	218	(318,055)
Net loss	—	—	—	—	—	(65,006)	—	(65,006)
Issuance of redeemable convertible preferred stock	2,677,200	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,992	—	—	6,992
Other noncash compensation expense	—	—	—	—	2,006	—	—	2,006
Issuance of common stock upon exercise of stock options	—	—	592,948	—	217	—	—	217
Vesting of early exercised stock options			—		112			112
Other comprehensive loss	—	—	—	—	—	—	38	38
Balance at June 30, 2021	344,365,425	845,931	123,398,718	12	28,833	(402,797)	256	(373,696)
Net loss	—	—	—	—	—	(78,858)	—	(78,858)
Stock-based compensation	—	—	—	—	7,618	—	—	7,618
Other noncash compensation expense	—	—	—	—	2,028	—	—	2,028
Issuance of common stock upon exercise of stock options	—	—	699,852	—	347	—	—	347
Issuance of common stock upon exercise of SVB warrants			752,732
Vesting of early exercised stock options	—	—	—	—	50			50
Issuance of redeemable convertible preferred stock upon conversion exercise of In-Q-Tel warrants	68,629	—	—	—	691	—	—	691
Issuance of common stock upon conversion of Uber convertible notes	—	—	7,716,780	1	77,398	—	—	77,399
Conversion of redeemable convertible preferred stock upon reverse recapitalization	(344,434,054)	(845,931)	344,434,054	34	845,897			845,931
Issuance of common stock upon reverse recapitalization, net of issuance costs			127,333,290	13	823,256			823,269
Other comprehensive loss	—	—	—	—	—	—	(108)	(108)
Balance at September 30, 2021	—	$—	604,335,426	$60	$1,786,118	$(481,655)	$148	$1,304,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(191,099)	$(185,369)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	17,422	11,467
Non-cash interest expense and amortization of debt costs	—	2,892
Stock-based compensation expense	51,905	19,418
Write-off of in-process research and development project	—	5,030
Other non-cash compensation expense	—	5,775
Loss from transaction costs related to merger	—	9,015
(Gain)/loss from change in the fair value of warrants and earnout shares	(72,072)	11,578
Income from equity method investment	(19,039)	(9,187)
Net accretion and amortization of investments in marketable debt securities	(874)	3,893
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(2,924)	(11,227)
Other non-current assets	31,852	(9,856)
Accounts payable and accrued and other liabilities	2,011	(435)
Net cash used in operating activities	(182,818)	(147,006)
Cash flows from investing activities
Purchase of marketable securities	(1,221,114)	(336,914)
Proceeds from sales of marketable securities	60,527	47,139
Proceeds from maturities of marketable securities	614,734	308,141
Purchases of property and equipment	(24,412)	(20,694)
Acquisition, net of cash	(5,707)	(4,981)
Net cash used in investing activities	(575,972)	(7,309)
Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(85)	—
Proceeds from merger	—	1,067,922
Proceeds from issuance of convertible notes	—	74,972
Proceeds from the exercise of stock options and warrants issuance	1,166	1,179
Repayments of tenant improvement loan and capital lease obligation	(806)	(813)
Payments for offering costs	—	(49,717)
Net cash provided by financing activities	275	1,093,543
Net change in cash, cash equivalents and restricted cash	(758,515)	939,228
Cash, cash equivalents and restricted cash, at the beginning of the period	956,325	78,030
Cash, cash equivalents and restricted cash, at the end of the period	$197,810	$1,017,258
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$193,844	$1,016,496
Restricted cash	3,966	762
Cash, cash equivalents and restricted cash	$197,810	$1,017,258
Non-cash investing and financing activities
Unpaid property and equipment purchases	$1,484	$621
Uber Elevate acquisition in exchange for Series C redeemable convertible preferred stock	$—	$77,619
Property and equipment purchased through capital leases	$252	$926
Conversion of Uber note payable to Series C preferred stock	$—	$77,399
Unpaid offering costs	$—	$470
Conversion of preferred stock	$—	$846,622
Net non-cash assets acquired in merger	$—	$1,119
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022.
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

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less, from the date of purchase, to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At September 30, 2022, restricted cash primarily related to (i) approximately $2.2 million of cash temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller, in connection with the acquisition of aerospace software engineering company in May 2022 (Note 4), (ii) a collateral on a letter of credit associated with key equipment purchases of approximately $1.0 million, and (iii) a security deposit for a lease obligation of approximately $0.8 million. At December 31, 2021, restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore, it accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 43.4% as of September 30, 2022 and December 31, 2021.
In June 2022, SummerBio notified the Company of its decision to wind down testing operations and close the business. As a result, the Company recorded an impairment loss on the Company’s investment of $6.8 million which is included within the income from equity method investment line on the condensed consolidated statement of operations and on the condensed consolidated statement of cash flow.
The Company recognized income of nil and $10.3 million for the three months ended September 30, 2022 and 2021, respectively and income of $19.0 million (net of impairment loss) and $19.2 million for the nine months ended September 30, 2022 and 2021, respectively, within income from equity method investment on the condensed consolidated statement of operations for its investment in SummerBio.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU No. 2016-02. These ASUs require an entity to recognize a lease liability and a right-of-use (“ROU”) asset in the balance sheets for leases with lease terms of more than 12 months. Lessor accounting is largely unchanged, while lessees will no longer be provided with a source of off-balance-sheet financing. This guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect a modified retrospective transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. The Company is currently evaluating, but has not yet completed, the assessment of the quantitative impact that adopting these ASUs will have on its consolidated financial statements and assessing any changes to its processes and controls. The Company currently estimates an ROU asset and lease liability of approximately $20 million to $30 million.

These values are preliminary as the Company finalizes its review of lease agreements, incremental borrowing rates, and continues to evaluate material contracts for additional embedded lease agreements.
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
In June 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The guidance also establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. The amendment is effective for all entities through December 31, 2022. The Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated financial statements.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$166,438	$—	$—	$166,438
Cash equivalents	$166,438	$—	$—	$166,438
Term deposits	$—	$40,506	$—	$40,506
Asset backed securities	—	31,667	—	31,667
Government debt securities	—	385,827	—	385,827
Corporate debt securities	—	422,662	—	422,662
Available-for-sale investments	—	880,662	—	880,662
Total fair value of assets	$166,438	$880,662	$—	$1,047,100

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$14,488	$—	$—	$14,488
Common stock warrant liabilities (Private Placement)	—	9,687	—	9,687
Earnout Shares Liability	—	—	58,499	58,499
Total fair value of liabilities	$14,488	$9,687	$58,499	$82,674

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$929,842	$—	$—	$929,842
Cash equivalents	$929,842	$—	$—	$929,842
Term deposits	$—	$40,069	$—	$40,069
Asset backed securities	—	69,496	—	69,496
Government debt securities	—	47,308	—	47,308
Corporate debt securities	—	186,376	—	186,376
Available-for-sale investments	—	343,249	—	343,249
Total fair value of assets	$929,842	$343,249	$—	$1,273,091

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$26,910	$—	$—	$26,910
Common stock warrant liabilities (Private Placement)	—	17,992	—	17,992
Earnout Shares Liability	—	—	109,844	109,844
Total fair value of liabilities	$26,910	$17,992	$109,844	$154,746

The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2022
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Assets measured at fair value
Term deposits	$40,506	$—	$—	$40,506
Asset backed securities	32,052	—	(385)	31,667
Government debt securities	390,761	—	(4,934)	385,827
Corporate debt securities	426,882	—	(4,220)	422,662
Total	$890,201	$—	$(9,539)	$880,662

	December 31, 2021
	Adjusted Basis	Unrealized Gains	Unrealized Losses	Recorded Basis
Assets measured at fair value
Term deposits	$40,069	$—	$—	$40,069
Asset backed securities	69,579	—	(83)	69,496
Government debt securities	47,355	—	(47)	47,308
Corporate debt securities	186,471	—	(95)	186,376
Total	$343,474	$—	$(225)	$343,249
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2022 and 2021.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of other income within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

Earnout Shares Liability
Fair value as of January 1, 2022	$109,844
Change in fair value	(51,345)
Fair value as of September 30, 2022	$58,499
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
On May 17, 2022, the Company completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller. This retained amount is payable to the seller, net of indemnification claims, at the one-year anniversary of the acquisition. As of September 30, 2022, this retained amount of $2.2 million is presented as restricted cash on the Company’s condensed consolidated balance sheet, with a related corresponding amount in accrued and other liabilities, reflecting obligations to the seller.
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
The purchase consideration of $7.2 million was, preliminarily, allocated to $2.9 million of goodwill, primarily resulting from the combined workforce and expected increased regulatory efficiencies, $2.7 million of total intangible assets comprising of $2.6 million of acquired customer relationships intangible asset and $0.1 million of acquired developed technology intangible asset, $1.7 million of acquired current assets, primarily consisting of cash and accounts receivable, $0.3 million of acquired fixed assets, and $0.4 million of acquired current liabilities. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company’s fair value assessments are finalized. In September 2022, the Company made certain measurement period adjustments, which included a working capital adjustment with the seller in accordance with the agreement terms, resulting in an increase to the purchase consideration of $0.1 million which will be paid during the three months ended December 31, 2022.
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment	$58,613	$45,501
Computer software	10,088	8,410
Leasehold improvements	11,650	9,364
Molds and tooling	9,818	8,052
Vehicles and aircraft	1,582	1,198
Buildings	4,504	—
Furniture and fixtures	376	319
Construction in-progress	4,599	6,394
Gross property and equipment	101,230	79,238
Accumulated depreciation and amortization	(38,276)	(26,083)
Property and equipment, net	$62,954	$53,155
Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2022 was $4.8 million and $13.4 million, respectively and $3.2 million and $8.6 million for the three and nine months ended September 30, 2021, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Automation platform software	$7,200	$7,200
Multimodal software technology	4,900	4,900
System simulation software technology	4,600	4,600
Other intangibles	5,328	1,655
Gross intangible assets	22,028	18,355
Accumulated amortization	(7,830)	(3,843)
Intangible assets, net	$14,198	$14,512
Amortization expense related to intangible assets for the three and nine months ended September 30, 2022 was $1.5 million and $4.0 million, respectively and $1.0 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 the weighted-average amortization period of intangible assets was 2.53 years.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 30, 2022 (in thousands):

Fiscal Year	Amount
2022 (remainder)	$1,535
2023	6,107
2024	4,370
2025	2,186
$14,198
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid equipment	$5,211	$2,923
Prepaid software	3,042	4,494
Prepaid taxes	2,142	1,332
Prepaid insurance	8,479	8,031
Other	1,360	636
Total	$20,234	$17,416
Other non-current assets
Other non-current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	5,181	10,511
Other non-current assets	570	199
Total	$65,362	$70,321
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
2022 Bonus Plan accrual (Note 9)	$9,274	$—
Vendor related accruals	6,551	4,220
Payroll accruals	2,495	4,026
Acquisition-related obligation accrual	2,167	—
Other accruals and current liabilities	4,013	1,965
Total	$24,500	$10,211

Note 6. Leases
Operating Leases
The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2050. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. The Company recognizes rent expense on a straight-line basis over the term of the operating leases. Any difference between cash payments required and rent expense is recorded as deferred rent. Rent expense for the three and nine months ended September 30, 2022 was $1.5 million and $4.3 million, respectively and $1.5 million and $4.1 million for the three and nine months ended September 30, 2021, respectively.
Aggregate future minimum lease payments required under the operating leases at September 30, 2022 are as follows (in thousands):

As of September 30, 2022	Amount
2022 (remaining three months)	$1,550
2023	4,925
2024	4,000
2025	1,020
2026	729
2027 and thereafter	3,174
Total minimum future lease payments, operating leases	$15,398
Capital Leases
The Company purchased equipment with total gross book value of $4.5 million under capital lease agreements, of which nil and $0.9 million was purchased during the nine months ended September 30, 2022 and during the year ended December 31, 2021, respectively. Interest rates for the capital leases have ranged from 3.95% to 15.0% per annum. Accumulated depreciation for equipment acquired under the capital leases was $1.5 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.
Aggregate future minimum principal lease payments under the capital leases at September 30, 2022 are as follows (in thousands):

As of September 30, 2022	Amount
2022 (remaining three months)	$198
2023	294
2024	231
2025	159
2026	150
2027 and thereafter	50
Total payments	1,082
Less current portion	(426)
Noncurrent portion	$656
Note 7. Commitments and Contingencies
Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the condensed consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of September 30, 2022, and December 31, 2021, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of September 30, 2022 and December 31, 2021.
Note 8. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three months ended September 30, 2022, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three and nine months ended September 30, 2022, the Private Placement Warrant liability was remeasured to fair value as of September 30, 2022, resulting in a gain of $2.8 million and $8.3 million, respectively, which is included within the gain from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and nine months ended September 30, 2022, the public warrant liability was remeasured to fair value based upon the market price as of September 30, 2022, resulting in a gain of $4.2 million and $12.4 million, respectively, classified within the gain from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of September 30, 2022.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three and nine months ended September 30, 2022, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $5.5 million and $51.3 million, respectively, included within the gain from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations.
Assumptions used in the valuation are as follows:

	September 30, 2022	December 31, 2021
Expected volatility	70.40%	72.10%
Risk-free interest rate	3.88%	1.51%
Dividend rate	0.00%	0.00%
Expected term (years)	8.86	9.61
Note 9. Stock-based Compensation
2016 and 2021 Stock Plans
In November 2016, the Company’s Board of Directors adopted the 2016 Stock Option and Grant Plan (“2016 Plan”) under which officers, employees, directors, consultants and other key persons of the Company or its affiliates may be granted incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and restricted stock units. On August 10, 2021, the Company’s Board of Directors amended the 2016 Plan to provide that no new awards could be granted under the 2016 Plan.
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
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On January 1, 2022, the number of shares available for issuance under 2021 ESPP increased by 3,020,900 shares. As of September 30, 2022, the Company has not yet implemented the 2021 ESPP and no shares have been issued under the 2021 ESPP.

Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2021	10,032,871	$8.60	$73,240
Granted	17,818,829	$5.57
Vested	(3,520,956)	$7.68
Forfeited	(1,129,478)	$6.83
Balances—September 30, 2022	23,201,266	$6.49	$100,461
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
The Company recorded stock-based compensation expense of $0.3 million and $15.1 million during the three and nine months ended September 30, 2022, respectively, in relation to 2022 Bonus Plan. The Company will consider the probability of achieving of each of the performance goals at the end of each reporting period and will recognize expense over the requisite period when achievement of the goal is determined to be probable, and will adjust the expense if the probability of achieving the goal later changes. In accordance with ASC 718 Compensation - Stock Compensation, awards under 2022 Bonus Plan are classified as a liability until such time that the respective milestones have been met, at which point the liability is reclassified to equity. If it is determined that the milestone cannot be met, the liability will be reversed.
Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of September 30, 2022 and December 31, 2021, 4,675,479 and 6,918,483 shares, respectively, were subject to repurchase at a weighted average price of $0.10 per share and $0.10 per share, respectively, and $0.5 million and $0.7 million, respectively, was recorded within the stock repurchase liability in early exercised stock option liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of September 30, 2022, the number of such shares that were subject to repurchase was 2,120,011.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$9,409	$6,103	$37,519	$14,041
Selling, general and administrative expenses	3,634	1,516	14,386	5,377
Total stock-based compensation expense	$13,043	$7,619	$51,905	$19,418

Note 10. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.2 million and $0.6 million during the three and nine months ended September 30, 2022, respectively and $0.3 million and $1.0 million during the three and nine months ended September 30, 2021, respectively. The Company owed these vendors $0.1 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively.
In addition, the Company entered into certain transactions with SummerBio. These transactions included purchases of COVID-19 testing services for the Company’s employees and certain assets for a total amount of $0.2 million and $1.3 million during the three and nine months ended September 30, 2022, respectively and $0.4 million and $0.9 million during the three and nine months ended September 30, 2021, respectively. Total amount due to SummerBio was nil and $0.1 million at September 30, 2022 and December 31, 2021, respectively.
Note 11. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and nine months ended September 30, 2022 and 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(79,206)	$(78,858)	$(191,099)	$(185,369)
Denominator:
Weighted-average shares outstanding	583,970,409	385,560,732	581,458,391	203,536,351
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.20)	$(0.33)	$(0.91)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30, 2022	September 30, 2021
Common stock warrants	28,783,333	28,783,333
Unvested restricted stock units	23,201,266	10,154,074
Options to purchase common stock and unvested restricted stock awards	25,145,381	22,384,350
Earnout Shares	17,130,000	17,130,000
Total	94,259,980	78,451,757

Note 12. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued.
On October 7, 2022, the Company entered into a collaboration agreement with Delta Air Lines (“Delta”) in which the parties agreed to develop a long-term strategic relationship for a premium airport transportation service that the Company plans to offer to Delta passengers. In connection with this agreement, the Company sold and issued to Delta 11,044,232 shares of the Company’s Common Stock at a purchase price of $5.4327 per share, for an aggregate purchase price of $60 million. In addition, the Company entered into a warrant agreement which entitles Delta to purchase 12,833,333 shares of the Company’s Common Stock in two tranches, exercisable after the satisfaction of certain collaboration milestones and subject to customary adjustments as defined in the warrant agreement.

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
We do not currently intend to sell these aircraft to third parties or individual consumers. Instead, we plan to manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver transportation services to our customers, including the U.S. Air Force through contracted operations, and to individual end-users through a convenient app-based aerial ridesharing platform. Our goal is to begin initial service operations with the Department of Defense in 2024, followed by commercial passenger operations in 2025. We believe this business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. There may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable to sell aircraft in the future. While we do not expect this would change our core focus on building a vertically integrated transportation company, we may choose to sell aircraft in circumstances where we believe there is a compelling business reason to do so.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of September 30, 2022, we had an accumulated deficit of $667.7 million. We have funded our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and the proceeds from the merger described below.
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
Development of the Urban Air Mobility (“UAM”) market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We are targeting initial service with the Department of Defense beginning in 2024, followed by commercial passenger operations in 2025, and our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.
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
The FAA recently indicated that they do not expect the relevant operational regulations, or Special Federal Aviation Regulations (“SFARs”), for eVTOL aircraft to be finalized until late 2024. If the publication of the SFARs is further delayed, if the FAA requires further modifications to our existing G-1 certification basis, or if there are other regulatory changes or revisions, this could delay our ability to obtain type certification, and could delay our ability to launch our commercial passenger service.

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
Agility Prime
In December 2020, we became, to the best of our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the U.S. Air Force, and in the first quarter of 2021, we officially began on-base operations under contract pursuant to the U.S. Air Force’s Agility Prime program. Our multi-year relationship with the Department of Defense and other U.S. Government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In addition to the operational learnings and advanced research support, our contracts, which we expanded in July 2022, have a potential value of more than $75 million through 2025. We are actively pursuing additional contracts and relationships that would further secure these on-base operations going forward. Our U.S. government contracting party may modify, curtail or terminate its contracts with us without prior notice, either at its convenience or for default based on performance, or may decline to accept performance or exercise subsequent option years. We may also be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or Department of Defense.
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
As a result of the COVID-19 pandemic, we have modified our business practices and implemented additional safety protocols for our on-site employees and contractors. Although many governmental and other restrictions have been relaxed or eliminated, the emergence of additional variants may cause us to take further actions, or modify our current COVID-19 related business practices, as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. While the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic, as well as the ultimate impact on our business, remains unknown.
Fully-Integrated Business Model
Our business model is to serve as a fully-integrated eVTOL transportation service provider. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our projections are dependent on certifying and delivering aircraft on time and at a cost that will allow us to offer our service at prices that a sufficient number of customers will be willing to pay for the time and efficiency savings they receive from utilizing our eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. Our fully-integrated business model also relies, in part, on developing and certifying component parts rather than sourcing already certified parts from third-party suppliers. While we believe this model will ultimately result in a more performant aircraft and better operating economics, the increased time and effort required to develop and certify these components may result in delays compared to alternative approaches. Our fully-integrated approach is also dependent on recruiting, developing and retaining the right talent at the right time to support engineering, certification, manufacturing, and go-to-market operations. As we progress with software development and verification we will have an increasing need to accelerate hiring. While we have taken steps to bring onboard additional resources in these areas, including the acquisition of Avionyx in May 2022, hiring in these areas has progressed slower than initially expected. If we are unable to add sufficient headcount it could impact our ability to meet our expected timelines for certification and commercial passenger service.

The success of our business also is dependent, in part, on the utilization rate of our aircraft, which is the amount of time our aircraft spend in the air carrying passengers. We intend to maintain a high daily aircraft utilization rate, and reductions in utilization will adversely impact our financial performance. High daily aircraft utilization is achieved in part by reducing turnaround times at skyports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. Our aircraft may not be able to fly in poor weather conditions, including snowstorms, thunderstorms, high winds, lightning, hail, known icing conditions and/or fog. Our inability to operate in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services
Components of Results of Operations
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
We recognized our share of earnings of SummerBio as income from equity method investment on the condensed consolidated statement of operations for the total amount of $19.0 million (net of impairment loss) and $19.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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
On May 17, 2022, we completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller. This retained amount is payable to the seller, net of indemnification claims, at the one-year anniversary of the acquisition. As of September 30, 2022, this retained amount of $2.2 million is presented as restricted cash on the Company’s condensed consolidated balance sheet, with a related corresponding amount in accrued and other liabilities, reflecting obligations to the seller.
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
The purchase consideration of $7.2 million was, preliminary, allocated to $2.9 million of goodwill, primarily resulting from the combined workforce and expected increased regulatory efficiencies, $2.7 million of total intangible assets comprising of $2.6 million of acquired customer relationships intangible asset and $0.1 million of acquired developed technology intangible asset, $1.7 million of acquired current assets, primarily cash and accounts receivable, $0.3 million of acquired fixed assets, and $0.4 million of acquired current liabilities. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company’s fair value assessments are finalized. In September 2022, the company made certain measurement period adjustments, which included a working capital adjustment with the seller in accordance with the agreement terms, resulting in an increase to the purchase consideration of $0.1 million which will be paid during the three months ended December 31, 2022.
Interest and Other Income, Net
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended September 30,		Change
	2022	2021	($)	(%)
Operating expenses
Research and development	$73,870	$52,092	21,778	42%
Selling, general and administrative	23,251	15,607	7,644	49%
Total operating expenses	97,121	67,699	29,422	43%
Loss from operations	(97,121)	(67,699)	(29,422)	43%
Interest and other income, net	5,395	163	5,232	n.m.
Interest expense	(35)	(484)	449	(93)%
Income from equity method investment	—	10,331	(10,331)	(100)%
Transaction expenses related to merger	—	(9,015)	9,015	(100)%
Gain from change in fair value of warrants and earnouts shares	12,560	(11,489)	24,049	(209)%
Convertible notes extinguishment loss	—	(665)	665	(100)%
Total other income (loss), net	17,920	(11,159)	29,079	(261)%
Loss before income taxes	(79,201)	(78,858)	(343)	—%
Income tax expenses	5	—	5	100%
Net loss	$(79,206)	$(78,858)	(348)	—%
n.m. marks changes that are not meaningful for further discussion
Research and Development Expenses
Research and development increased by $21.8 million, or 42%, to $73.9 million during the three months ended September 30, 2022 from $52.1 million during the three months ended September 30, 2021. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.6 million, or 49%, to $23.3 million during the three months ended September 30, 2022 from $15.6 million during the three months ended September 30, 2021. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net increased by $29.1 million, or 261%, to $17.9 million income, net during the three months ended September 30, 2022 from loss, net of $11.2 million during the three months ended September 30, 2021. The increase was primarily driven by a $24.0 million increase in gain from changes in fair value of warrants and earnout shares, nonrecurring $9.0 million transaction expenses related to the Merger incurred during the three months ended September 30, 2021, and a $5.2 million increase in interest and other income due to increased interest rates on higher invested funds. These were partially offset by a $10.3 million decrease in income from equity method investment.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
Operating expenses
Research and development	$220,146	$140,310	79,836	57%
Selling, general and administrative	70,700	41,587	29,113	70%
Total operating expenses	290,846	181,897	108,949	60%
Loss from operations	(290,846)	(181,897)	(108,949)	60%
Interest and other income, net	8,766	872	7,894	905%
Interest expense	(95)	(2,388)	2,293	(96)%
Income from equity method investment	19,039	19,222	(183)	(1)%
Transaction expenses related to merger	—	(9,015)	9,015	(100)%
Gain from change in fair value of warrants and earnout shares	72,072	(11,489)	83,561	(727)%
Convertible notes extinguishment loss	—	(665)	665	(100)%
Total other income, net	99,782	(3,463)	103,245	n.m.
Loss before income taxes	(191,064)	(185,360)	(5,704)	3%
Income tax expenses	35	9	26	289%
Net loss	$(191,099)	$(185,369)	(5,730)	3%
n.m. marks changes that are not meaningful for further discussion
Research and Development Expenses
Research and development increased by $79.8 million, or 57%, to $220.1 million during the nine months ended September 30, 2022 from $140.3 million during the nine months ended September 30, 2021. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $29.1 million, or 70%, to $70.7 million during the nine months ended September 30, 2022 from $41.6 million during the nine months ended September 30, 2021. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net increased by $103.2 million to $99.8 million income, net during the nine months ended September 30, 2022 from loss, net of $3.5 million during the nine months ended September 30, 2021. The increase was primarily driven by a $83.6 million increase in gain from changes in fair value of warrants and earnout shares, a $7.9 million increase in interest and other income due to increased interest rates on higher invested funds, a $2.3 million decrease in interest expense and nonrecurring transaction expenses of $9.0 million related to the Merger incurred during the nine months ended September 30, 2021.

Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of redeemable convertible preferred stock and convertible notes. From inception through September 30, 2022, we raised net proceeds of $1,067.9 million from the Merger and $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes. As of September 30, 2022, we had cash, cash equivalents and restricted cash of $197.8 million and short-term investment in marketable securities of $880.7 million. Restricted cash, totaling $4.0 million, reflects cash temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller, in connection with the acquisition of aerospace software engineering company in May 2022, security deposit on leased facilities and a letter of credit for a new vendor. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the cash we expect to generate from future operations will provide sufficient funding to support us through our initial service operations in 2024. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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
Cash requirements can fluctuate based on business decisions that could accelerate or defer spending, including the timing or pace of investments, infrastructure and production of aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies, which could require us to seek additional equity or debt financing. If we require additional financing we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our investments in production operations, the pace of our production ramp-up, infrastructure investments in skyports, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2022	2021	($)	(%)
Net cash (used in) provided by:
Operating activities	$(182,818)	$(147,006)	(35,812)	24%
Investing activities	(575,972)	(7,309)	(568,663)	n.m.
Financing activities	275	1,093,543	(1,093,268)	(100)%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(758,515)	$939,228	(1,697,743)	(181)%
n.m. marks changes that are not meaningful for further discussion
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 was $182.8 million, consisting primarily of a net loss of $191.1 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $51.9 million stock-based compensation expense, $17.4 million depreciation and amortization expense and a net decrease in our net working capital of $30.9 million, primarily related to distributions from equity method investment, partially offset by a $72.1 million gain from change in the fair value of warrants and earnout shares and $19.0 million in income from equity method investment.
Net cash used in operating activities for the nine months ended September 30, 2021 was $147.0 million, consisting primarily of a net loss of $185.4 million, adjusted for non-cash items and statement of operations impact from financing activities which included $19.4 million stock-based compensation expense, a $11.5 million depreciation and amortization expense, $11.6 million loss for fair value of warrants and earnout shares, $9.0 for allocated Merger transaction costs,$5.0 million write-off of acquired in-process research and development assets, $5.8 million other noncash compensation expense, $3.9 million net accretion and amortization of our investments in marketable securities, and $2.9 million non-cash interest expense, partially offset by $9.2 million increase in income from equity method investment, and an increase in our net working capital of $21.5 million, reflecting primarily increased prepaid expenses for D&O insurance.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 of $576.0 million was primarily due to purchases of marketable securities of $1,221.1 million, purchases of property and equipment of $24.4 million and acquisition of businesses of $5.7 million, partially offset by proceeds from the sales of marketable securities of $60.5 million and proceeds from maturities of marketable securities of $614.7 million.
Net cash used in investing activities for the nine months ended September 30, 2021 of $7.3 million was primarily due to purchases of marketable securities of $336.9 million, purchases of property and equipment of $20.7 million, and acquisition of assets of $5.0 million, partially offset by proceeds from the sales of marketable securities of $47.1 million and proceeds from maturities of marketable securities of $308.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 of $0.3 million was primarily due to proceeds from exercise of stock options and issuance common stock warrants of $1.2 million, partially offset by repayment of tenant improvement loan and capital lease obligation of $0.8 million.
Net cash provided by financing activities for the nine months ended September 30, 2021of $1,093.5 million was primarily due to proceeds from the Merger of $1,067.9 million and issuance of the convertible note to Uber for a net amount of $75.0 million, $1.2 million from exercise of stock options, common stock warrants issuance and stock purchase rights, partially offset with payments for deferred offering costs of $49.7 million, $0.8 million capital lease obligations and repayment of tenant improvement loan.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,078.5 million as of September 30, 2022. Cash equivalents and short-term investments were invested primarily in money market funds, U.S.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to a variety of claims that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur, it may have a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On July 21, 2022, JoeBen Bevirt, our Chief Executive Officer, purchased 35,000 shares of the Company’s common stock from Justin Lang, the Company’s Head of Partnerships and Corporate Strategy, at a price of $5.53 per share in a private sale. This purchase was disclosed in filings with the SEC on Form 4 made by each of, Mr. Bevirt, and Mr Lang on July 22, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	S-4	3.3	7/6/2021
10.1#	Other Transaction for Prototype Agreement between the United States Air Force and Joby Aero, Inc. dated July 28, 2022				X
10.2#	Amendment No. 1 dated September 1, 2022, to the Collaboration Agreement, dated January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation #S-K, Item 601(b)(10)
*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joby Aviation, Inc.

Date: November 4, 2022	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: November 4, 2022	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer