Form 10-K
period 2022-12-31
Joby Aviation, Inc.
filed 2023-03-01
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________
Commission file number 001-39463
____________________________
Joby Aviation, Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	98-1548118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2155 Delaware Avenue, Suite #225 Santa Cruz, CA	95060
(Address of Principal Executive Offices)	(Zip Code)
(831) 201-6700
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.20 billion, based upon the closing sales price of the common stock as reported on the New York Stock Exchange. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
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
The registrant had outstanding 628,585,600 shares of common stock as of February 21, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

i

Part I
Special Note Regarding Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements regarding the future financial position, business strategy and plans and objectives of management of Joby Aviation, Inc. (the “Company,” “we,” “us” or “our”). These statements constitute projections and forecasts and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
Market and Industry Data
This Annual Report includes industry and market data obtained from periodic industry publications, third-party surveys and studies, including from Morgan Stanley and government and industry sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the industry and market data to be reliable as of the date of this Annual Report, this information could prove to be inaccurate. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. Each publication, study and report speaks as of its original publication date (and not as of the date of this Annual Report). Certain of these publications, studies and reports were published before the COVID-19 pandemic and therefore do not reflect any impact of COVID-19 on any specific market. In addition, we do not know all of the assumptions regarding general economic conditions or growth that were used in preparing the forecasts from the sources replied upon or cited herein.
Item 1. Business
Overview
Our mission is to help the world connect faster and more easily with the people and places that matter most by delivering a new form of clean, quiet aerial transportation. Building on recent advancements in energy storage, microelectronics, material science and software, we are developing an all-electric aircraft with zero operating emissions that will transport a pilot and four passengers at speeds of up to 200 mph, while also having the ability to takeoff and land vertically. In order to successfully bring our aircraft to market, we are focused on the following three goals: 1) achieving type certification of our aircraft 2) scaling our manufacturing capabilities and 3) preparing for commercial operations.
We are working closely with the Federal Aviation Administration (“FAA”) to certify our aircraft for commercial operations. Joby was the first electric, vertical take off and landing (“eVTOL”) company to receive a signed, stage 4 G-1 certification basis and we have now effectively completed two of the five stages of type certification. Type certification has five stages: 1) Certification Basis - details air worthiness requirements 2) Means of Compliance - details how to demonstrate compliance with safety rules 3) Certification Plans - extrapolates which test are required for each system 4) Testing & Analysis - detailed plans, documentation and completion of tests from stage 3 certification plans and 5) Show & Verify - involves FAA review and verification of testing results. We plan to complete the entire certification process in time to begin commercial passenger operations in 2025. We have also begun working with regulators in the United Kingdom and Japan, leveraging our work with the FAA.

We intend to operate our aircraft on journeys of 5 to 150 miles, providing rapid and cost-effective connections between cities and their surrounding areas. Compared to traditional, ground-based infrastructure such as road and rail, aerial ridesharing networks can be set up rapidly, and at significantly lower cost, enabling us to provide a sustainable solution to today’s dual challenges of congestion and climate change. We have completed more than 1,000 test flights with our prototype aircraft, demonstrating the range, acoustic profile, speed and altitude capabilities of the aircraft.
In 2022, we completed the construction of our pilot production lines in San Carlos and Marina, CA, and we began manufacturing our production prototype aircraft. The 130,000 square foot facility in Marina was designed with support from our partners at Toyota, and will be used to validate and certify our manufacturing processes. This approach enables us to prove-out scalable technologies before making the sizable investments required for higher-volume production.
Our preparations for commercialization include forming sector-leading partnerships with partners like Uber and Delta Air Lines, both of whom have invested in Joby, as well as global partners like SK Telecom in South Korea and ANA Airlines in Japan. We have also established relationships with infrastructure providers such as Macquarie, Skyports, Reef and Related.
Successfully operating a commercial service also requires a Part 135 operating license, which we received in 2022, demonstrating the advancement of our procedures and training program and importantly, enabling our team to begin exercising the operations and customer technology platforms that will underpin multi-modal ridesharing service in future.
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
We do not currently intend to sell these aircraft to independent third parties or individual consumers. Instead, we plan to manufacture, own and operate our aircraft ourselves, building a vertically integrated transportation company that will deliver transportation services to our customers, including the U.S. Air Force through contracted operations, and to individual end-users through a convenient app-based aerial ridesharing service. Our goal is to begin initial service operations with the Department of Defense in 2024, followed by commercial passenger operations in 2025. We believe this business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. There may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable to sell aircraft in the future. While we do not expect this would change our core focus on building a vertically integrated transportation company, we may choose to sell aircraft in circumstances where we believe there is a compelling reason to do so.
The emerging Urban Air Mobility (“UAM”) sector’s annual total addressable market is projected to reach $1 trillion globally by 2040 according to Morgan Stanley’s 2021 eVTOL/Urban Air Mobility TAM Update, growing to $9 trillion in 2050 as adoption and uses cases expand.
By leveraging our vertically integrated business model, technological differentiation and best-in-class strategic relationships, we believe we have an historic opportunity to define a new market for sustainable daily mobility, enabling people to rethink the way they move in and around metropolitan areas and the rural communities around them.
Innovation and new technology present opportunities to rethink aircraft design. At Joby, we reviewed the components currently available in the marketplace and opted to work with leading partners on certain building blocks for our design while leveraging in-house expertise on batteries, software, mechanics and more to create custom components. Our commitment to vertical integration and in-house development has allowed us to optimize systems and components across the aircraft, resulting in better energy efficiency, range, and speed than what would otherwise be available using commercial-off-the-shelf components.
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
Our principal executive office is located at 2155 Delaware Avenue, Suite #225, Santa Cruz, CA 95060. In March 2023, we will be moving our principal executive office to 333 Encinal Street, Santa Cruz, CA 95060. Our telephone number is (831) 201-6700. Our website address is www.jobyaviation.com. The U.S. Securities and Exchange Commission (“SEC”) maintains a website at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, all of our SEC filings on our website at ir.jobyaviation.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on any of the websites referenced in this Annual Report on Form 10-K are not part of or incorporated by reference into this or any other report we file with or furnish to the SEC.
The Emerging Urban Air Mobility Market
Ground-Based Transportation Networks are Under Strain
Population growth and urbanization are stretching ground-based transportation infrastructure to its limits. Today, more than fifty percent of the world’s 7.8 billion people live in urban areas.
The top fifteen megacities alone are home to more than 300 million inhabitants, and the United Nations (“UN”) predicts that by 2050 the world’s urban population will grow by an additional 2.5 billion people. We expect these trends to continue for the foreseeable future, which is why we have identified New York, Los Angeles, London, south Florida and the San Francisco Bay Area as potential early launch markets for our Delta partnership. Our collaboration with companies like SK Telecom (South Korea) and ANA (Japan) will further allow access to urban centers across Asia.
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
Expanding ground-based networks to address congestion and move people cost-effectively through cities has become increasingly difficult, if not impossible. The cost of transportation infrastructure has consistently outpaced inflation over the past fifty years, putting an ever-increasing strain on national, regional and municipal budgets. New light rail lines cost more than $100 million per mile in the U.S. and routinely exceed twice that number. Moving beneath the surface to expand our subway networks is even more expensive, with new subway lines often costing nearly a $1 billion per mile. These ground-based networks can’t scale efficiently, and the costs are prohibitive. We believe that cities need a new, sustainable mobility solution.
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
Over the past two decades, improvements in lithium-ion batteries and power electronics alongside the ever-increasing performance of microelectronics have enabled the development and deployment of new sustainable energy and transportation solutions. The success of electric ground vehicles has fueled continued investments in improving these technologies. Battery energy densities, in particular, have improved enough that application to aviation is now practical. Additionally,we believe that other future technologies, such as hydrogen and solid-state batteries, have the potential to play an important role in decarbonizing flight in the longer term.
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
A New Type of Local Transportation Network
Deploying eVTOL aircraft through the business model of app-driven, on-demand mobility that has been validated by ridesharing companies globally will provide a revolutionary new method of daily transportation. The low noise, low operating costs and zero operating emissions enabled by the all-electric powertrain, combined with the ability to takeoff and land vertically, unlocks aerial access to urban cores. We believe this will result in a new market for high-volume aerial mobility in and around cities and the communities around them. We believe this new solution will enable people to rethink how they get around on a daily basis and provide greater freedom to choose where they call home relative to the economic, cultural and social opportunities that have historically drawn people together.
We intend to deploy our eVTOL aircraft in local aerial ridesharing networks in cities around the world. Operating point-to-point in and around cities, these new aerial networks will sidestep the major problems of cost and scale that plague ground-based networks. Fundamentally, an aerial mobility network is nodal vs. the path-based nature of ground mobility. Each new node added to the network adds connectivity to all the other nodes, whereas each new mile of road, rail, or tunnel only extends one single route by one mile. In a nodal network, a linear increase in the number of nodes leads to an exponential increase in the number of connections.
Massive Untapped Market Opportunity
We believe that deploying a new type of aerial mobility network in cities represents an extensive market opportunity that we expect to expand over time, as the megatrend of urbanization is being felt globally. In addition, the challenges associated with getting in and out of city centers can make frequent, casual travel impractical. We expect that streamlining this experience will open up previously untapped sources of latent demand, much the same way that the development of modern jetliners unlocked demand for transatlantic travel.
Leading investment banks and consulting firms have recently assessed the scale of this market. According to a 2021 report by Morgan Stanley, the urban air mobility sector's total addressable market is projected to reach $1 trillion globally by 2040. While this may initially reflect replacement of loud, carbon-fuel focused transportation with clean energy eVTOL options, we believe additional use cases and applications will emerge as the market evolves.

Our Business Strategy
Our Aerial Ridesharing Service
We intend to build an aerial ridesharing service powered by a network of eVTOL aircraft that we will manufacture and operate. We are developing an app-based platform that will enable consumers to book rides directly through our service. We also plan to integrate access to our service into leading third-party demand aggregation platforms, including through our partnerships with Uber and Delta Air Lines. Whether our service is accessed through our own platform, or through a partner app, we will integrate ground transportation providers for the first and last mile with our aerial service, providing a seamless travel experience.
We refer to trips that integrate air and ground legs together as ‘multimodal’. By building network management software that efficiently sequences multimodal trips, we believe we can provide substantial time savings to travelers while coordinating the development of optimally-located skyport infrastructure. Additionally, we are developing software that will coordinate multiple riders into each air leg, allowing us to drive high utilization rates for our aircraft and, in turn, progressive reduction in end-user pricing.
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
Our vertically integrated business model ensures we are not simply manufacturing aircraft for sale and receiving one-time revenues, but instead generating recurring revenues over the lifetime of the aircraft with corresponding benefits to contribution margin.

The Most Capable Aircraft for Aerial Ridesharing

Our team of world-class engineers has been working for more than a decade to develop an aircraft specifically designed for aerial ridesharing. Over that period, we have built a team that is deeply committed to vertically integrated engineering, testing, prototyping and manufacturing. Developing much of the aircraft in-house has required greater up-front investment, but has also allowed us to develop systems and components that are specifically engineered for their intended application. We believe this has resulted in an aircraft with best-in-class capabilities across key performance metrics, while reducing reliance on program critical third-party suppliers that add cost to the final product and risk to development and certification schedules.
When designing the aircraft, we prioritized three areas that we believe are central to unlocking high-volume aerial ridesharing: (i) safety, (ii) quiet and (iii) performance.
•Safety: By utilizing distributed electric propulsion, rather than centrally-located internal combustion engines, we’re able to deliver a fault-tolerant overall architecture for the aircraft. Each propeller is powered by two independent electric motors, each in turn driven by independent electric motor drive-units. Each drive-unit draws power from one of four separate batteries onboard the aircraft.
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
Given our intent to both manufacture and operate our aircraft, we are developing a comprehensive, vertically-integrated, Enterprise Safety Management System (“SMS”), covering aircraft, manufacturing, operations, maintenance and flight training. Through the enterprise approach, SMS interfaces will facilitate the exchange of information to continuously improve the safety of our aircraft and operations.
•Quiet: Developing an aircraft with a low noise footprint that allows for regular operations within metropolitan areas is critical to community acceptance. In addition to the benefits afforded by an all-electric powertrain, we’ve spent substantial engineering resources to reduce the noise signature of the aircraft even further. The result is an aircraft that is 100-times quieter than a twin-engine helicopter, exhibiting a noise profile in the range of 65 dBA during takeoff and landing (the noisiest configuration), roughly the volume of a normal speaking voice. In over-head flight as low as 500 feet the aircraft is near silent. We have independently validated the noise footprint of our prototype aircraft through our work with NASA.
• Performance: Our commitment to vertical integration and in-house development has allowed for optimization of systems and components across the aircraft, resulting in better energy efficiency, range, and speed than what would otherwise be available using commercial-off-the-shelf componentry. Our aircraft demonstrates energy efficiency comparable to best-in-class electric ground vehicles on a watt-hour per passenger seat mile basis across most trip distances, and greater efficiency leads to longer range. While we anticipate our average journey to be around 25 miles, we believe the expected range and speed of our aircraft will allow us to service a more diverse set of passengers and trips, resulting in greater operational flexibility and reduced operating costs.
The end result is a transformational new electric aircraft that is uniquely capable of pioneering this exciting new market - all with a minimal environmental footprint.
The innovations that we’ve produced to deliver this best-in-class performance are supported by extensive proprietary intellectual property and defended by a robust patent portfolio. Over more than a decade of development, we have generated broad fundamental patents around the architecture of our aircraft and the core technologies that enable our best-

in-class performance. We intend to continue to build our intellectual property (“IP”) portfolio with respect to the technologies that we develop and refine.

Certification Path
In the U.S., new aircraft designs are required to pass through the rigorous FAA design certification process, known as type certification, before the aircraft can be issued a standard airworthiness certificate to fly in the National Airspace System (“NAS”). This is an exacting process often extending over 5 or more years that requires extensive ground and in-flight testing with FAA scientists, engineers and flight test pilots across a fleet of multiple aircraft.
We consider the type certification process in five stages. Stages one to three can be considered the “definition”
phase, while stages four and five are the “implementation” phase. Progress in type certification is not always linear, meaning it is possible to make simultaneous progress in different stages on different aircraft parts or systems, depending on their maturity.
•Stage 1 - Certification Basis: The company works with the FAA to define the scope of the type certification project, reaching an agreement on what type of aircraft it being built and which set of rules and regulations will apply.
•Stage 2 - Means of Compliance: The company looks more closely at the safety rules and identifies the means of demonstrating compliance with them.
•Stage 3 - Certification Plans: The company develops a wide range of detailed certification plans stipulating which tests need to be performed for each system area in order to satisfy the means of compliance.
•Stage 4 - Testing & Analysis: The company plans, documents and completes thousands of inspections, tests and analyses in accordance with the certification plans previously drawn up in the third stage.
•Stage 5 - Show & Verify: The results of the testing are verified by the FAA. Upon successful completion of this stage, a type certification is issued.

We believe that we are further along in this type certification process than any of our direct competitors, having substantially completed two of the five stages of the certification process. We have been flying full-scale prototypes of our aircraft through the full transition flight envelope since 2017, conducting tests and gathering data. We were the first eVTOL company to sign a stage 4 certification basis (known within the industry as a G-1). The G-1 certification basis is an agreement with the FAA that lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Our aircraft was originally intended to be certified in line with the FAA’s existing Part 23 requirements for Normal Category Airplanes, with special conditions introduced to address requirements specific to our unique aircraft. In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and would, instead, require certification under the “powered lift” classification. Based on the FAA’s revised certification requirements, we signed an updated G-1 certification basis in July 2022, which was published in the federal register in November 2022. We subsequently reached 94% progress on stage two of the process, defining our Means of Compliance, and effectively marking the completion of this stage.
In addition to being the first eVTOL manufacturer to have a G-1 certification basis published in the federal register, we believe that we were also the first company developing eVTOL aircraft to receive airworthiness approval from the U.S. Air Force.
With a mature design based on more than 1,000 test flights to date, we are well on our way towards certification and are engaging with the FAA on a daily basis to perform the hard work and testing required to earn FAA type certification prior to our goal of launching our commercial passenger service in 2025.
A typical flight test program takes place over several years and is centered around a process called “envelope expansion” – gradually working the aircraft through a variety of flight conditions, while incrementally increasing speed, range, altitude and other performance characteristics until the target specifications are met. In the early stages of the envelope expansion process, a successful test flight may be little more than a brief hover just a few feet off the ground. As the flight test program progresses, however, the flights become increasingly higher, faster and longer range. Accordingly, we record a successful test flight based on completion of the desired test objective, rather than a particular flight duration. Our 2.0 full-scale prototype aircraft, version 1.0 full-scale prototype aircraft and its sub-scale models have successfully progressed through the test flight program from early hovers to the transition to wing-borne flight and, finally, through a systematic progression of expanding the flight envelope. Generally, these flight tests are remotely piloted, with the aircraft controlled by a ground-based flight test pilot as a safety precaution.

While the number of test flights performed by our competitors is not broadly publicized, we believe that the number of successful flights, amount of time spent flight testing and the level of maturity of our flight test program compare favorably to the development and testing programs of competitive aircraft.
Our dedicated team of aerospace certification professionals is led by Didier Papadopoulos, our Head of Aircraft OEM. Previously, Didier led the team that certified the revolutionary “Autoland” feature at Garmin, winning the team the Collier Trophy which is presented annually for the “greatest achievement in aeronautics in America.” Our government and regulatory affairs team is led by Greg Bowles, who chaired the FAA Rulemaking Committee that rewrote more than 800 Part 23 regulations.
We expect the FAA type certificate will be reciprocated internationally pursuant to the bilateral agreements between the FAA and its counterpart civil aviation authorities. In 2022, we applied for aircraft certification in the United Kingdom and Japan, following announcements by regulators in those countries adopting streamlined certification processes based on FAA certification. This will provide a means of efficient international expansion as we develop commercial operations around the world.
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
Capitalize on First Mover Advantage
In order to help the world connect faster and more easily with the people and places that matter most, we will need to deliver a transformational service at a price point that is economically accessible. This service has the potential to impact how often people see their families, where and how they live, work and connect, and how people spend their time. We believe that being early to market with the right aircraft will provide important first mover advantages that will enable us to steadily drive down end-user pricing in the years following commercial launch.
Emerging technologies often benefit from positive network effects as the product or service enters the market, and we expect this to hold true for aerial ridesharing. As additional passengers enter the network, utilization rates for our aircraft will increase, thereby improving unit economics and allowing costs to be amortized over a greater number of trips. At the same time, reductions in per aircraft costs driven by greater manufacturing scale can support progressively lower pricing while maintaining similar per aircraft unit profitability. A combination of these local network effects coupled with the economies of scale in manufacturing allow us to estimate that, as our services scale, we anticipate being able to offer the service at a cost of $3 per passenger mile, with opportunities to drive that end-user pricing down even further over time.
We expect this to result in a virtuous cycle. As additional passengers enter the network, we will be able to support the establishment of new routes and infrastructure, further increasing the value and utility of the service to the passengers using it. We believe this will position us to capture customer mindshare and establish a trusted, recognized brand that will keep passengers returning to the service and further reinforce these positive network effects.
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

Compelling Unit Economics with Quick Payback Period
From the early design stage, we have focused on developing an aircraft that delivers compelling unit economics. First, we expect the fault-tolerant architecture of the aircraft, combined with a design intended to have no single point of failure across aircraft systems, will result in substantially lower maintenance costs and down times relative to existing aircraft. Second, with a top speed nearly double that of conventional helicopters, we will be able to deliver faster operating speeds and amortize fixed and variable costs over a greater number of passenger seat miles. Finally, by being all-electric, the aircraft operates with substantially lower fuel costs relative to conventionally fueled alternatives. These low maintenance costs, low fuel costs and high operating speeds combine to deliver an operating cost projected to be 1/4th of the cost per mile flown as a twin engine helicopter.
On a per plane basis, at a price point of $3.00 per seat mile at scale, we anticipate each aircraft will generate approximately $2.2 million of net revenue, which when combined with the all-in favorable unit cost profile, will generate approximately $1.0 million of earnings. This creates an attractive payback period of just 1.3 years for an aircraft with a projected 10-year service life, and demonstrates the compelling opportunity we have to increase scale.
Develop Partnerships to Reduce Risk
We believe that our strategic relationships provide us with another point of competitive differentiation. Across each of the important activities of high-volume manufacturing, go-to-market strategy and pre-certification operations, we have established strong collaborations and relationships with Toyota, Delta, Uber and the U.S. Government to help to de-risk our commercial strategy.
Toyota Motor Corporation
Toyota has invested nearly $400 million in Joby to date, making Toyota our largest outside investor. However, the collaboration goes beyond pure financial backing. Toyota engineers are working shoulder to shoulder with their Joby counterparts on a daily basis, collaborating on projects such as factory planning and layout, manufacturing process development and design for manufacturability.
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

Second, the collaboration agreement that we entered into with Uber at the closing of the Elevate acquisition provides for the integration of our aerial ridesharing service into the Uber app across all U.S. launch markets. In 2022, we further expanded this collaboration to include global markets. We believe this will provide a best-in-class platform to funnel demand to our aerial ridesharing service, while allowing us to reduce customer acquisition costs in the early years of commercial operations. Uber will also be reciprocally integrated into any future Joby Aviation mobile application on a non-exclusive basis to service the ground-based component of multi-modal journeys booked by customers through our application. The goal of this mutual integration is to ensure passengers can access a multi-modal travel experience, seamlessly transitioning from ground-to-air-to-ground with unified, one-click booking.

Delta Air Lines, Inc.
In October of 2022, we entered into a collaboration agreement with Delta Air Lines, Inc. (“Delta”) to develop a long-term strategic relationship for a premium airport transportation service that we plan to offer to Delta passengers in select markets through the Delta booking platform. At the same time, Delta invested $60 million through a purchase of our common stock and also received warrants which, if exercised, could expand their total investment to $200 million. We believe that our relationship with Delta, in addition to providing additional capital, will be another important method of customer acquisition when we launch our commercial passenger service, and will also provide opportunities to leverage Delta’s expertise in providing a seamless passenger experience and experience in building out infrastructure at key airports.

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
In addition to the operational learnings, our existing contracts, which we expanded in July 2022 to include the U.S. Marine Corps., also provide for more than $75 million of payments through 2025 based upon full performance, and we are actively pursuing additional contracts and relationships that would increase these on-base operations going forward.
In addition to the strategic relationships outlined above, we continue to pursue and develop strategic partnerships with key stakeholders across the eVTOL value chain. We maintain regular dialogue with regulatory bodies and aviation authorities (domestic and international), cities and municipalities, real estate and infrastructure partners, and transportation service providers, to name a few.
Future Market Opportunities
We believe there are opportunities to address markets that are adjacent to our core mobility business, including delivery and logistics as well as emergency services. We may make select investments to address these market adjacencies over time.
We also believe that developments in advanced flight controls, battery technologies and alternative methods of energy storage could have a meaningful impact on our core mobility business. Advanced flight controls, including additional “pilot assist” features and, in time, fully-autonomous flight, may allow us to drive-down cost and lower customer pricing as well as relieve operational constraints to scaling our service. Improvements in battery technology or alternative methods of energy storage may allow us to increase the range, speed and/or payload of our vehicles, dramatically expanding the range of trips and use-cases we can serve.
We are investing, and will continue to invest, strategically in these areas to ensure that we are well-positioned to capture the benefits offered by these new developments. For example,we believe that other future technologies, such as hydrogen fuel cells or solid-state batteries, have the potential to play an important role in decarbonizing flight in the longer term and may seek to invest in or develop these opportunities as they arise.

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
Our aircraft was originally intended to be certified in line with the FAA's existing Part 23 requirements as a normal category piloted electric airplane that can also takeoff and land vertically. We began working with the FAA in 2017 to establish the specific design criteria that would apply to the aircraft. In 2020 the FAA provided us with a signed, stage 4 G-1 certification basis.
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
In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and would, instead, require certification under the “powered lift” classification. Based on the FAA’s revised certification requirements, we signed an updated G-1 certification basis in July 2022, which was published in the federal register in November 2022. We anticipate we will initially certify the aircraft for day and night visual flight rules (“VFR”) operations and we will quickly amend the design to include instrument flight rules (“IFR”) capabilities.
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
Production Certification
Aviation manufacturing businesses are heavily regulated in most markets. As we ramp up production, we expect to interact with numerous U.S. government agencies and entities, including the FAA, with respect to certification of our production and quality systems. We are developing the systems and processes needed to obtain FAA production certification, and intend to obtain our production certificate shortly following completion of our aircraft type certificate.
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
Operating Certification
The U.S. Department of Transportation (“DOT”) and the FAA exercise regulatory authority over air transportation operations in the U.S. Our intended transportation service is expected to be regulated by the Federal Aviation Regulations, including 14 Code of Federal Regulations 135 (“Part 135”). We received our Part 135 Air Carrier Certificate in 2022. Air carriers holding Part 135 operations specifications can conduct on-demand operations, which may include limited scheduled operations. If such an air carrier receives a commuter air carrier authorization from the DOT, the air carrier may provide unlimited scheduled operations as well as on-demand operations.
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
Airspace Integration
The aircraft has been designed to be operated under fixed-wing flight rules and regulations with a qualified pilot in command onboard the aircraft.
As the density of air traffic increases, we believe there are opportunities to expand ground infrastructure and create air traffic efficiencies. Over time, we anticipate the importance of working with the FAA, local authorities and other stakeholders to identify and develop procedures along high demand routes to support increased scale and operational tempo. Constructs for operating along those routes may include specific airspace corridors like those outlined by the FAA. In the long term, digital clearance deliveries, airspace authorizations and automated coordination between service providers and operators may be required to further increase airspace scalability. We expect to continue to be involved in long-term activities to develop concepts and technologies (for example those led by the National Aeronautics and Space Administration (“NASA”) and the FAA) to further enable scaling towards mature and autonomous operations.
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
Noise Regulations
Our aircraft has been designed to minimize noise to allow for operations in and out of new skyports that are nearer to where people want to live and work. At our noisiest configuration, the aircraft has a noise profile in the range of 65 dBA, roughly the volume of a normal talking voice. Given our low noise profile, we do not expect our operations to be constrained to on-airport operations.
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
As of January 15, 2023, we have 164 issued or allowed patents (of which 128 are U.S. filings) and 193 pending patent applications (of which 98 are U.S. filings). The patent portfolio is primarily related to eVTOL vehicle technology and UAM/aerial rideshare technology. We regularly file patent applications and from time to time acquire patents from third parties.
Our patent filings include 66 issued or allowed patents and 134 pending patent applications relating to our aircraft, its architecture, powertrain, acoustics, energy storage and distribution systems, flight control system and system resiliency, as well as certain additional aircraft configurations and technologies. Additionally, we have 98 issued or allowed patents and 30 pending patent applications related to aerial rideshare technology, such as fleet and infrastructure utilization, routing, air traffic coordination, rideshare software applications, vertiport infrastructure, and ancillary computer technologies.
Our Commitment to Environmental, Social and Governance (“ESG”) Leadership
By developing an efficient, all-electric aircraft with no operating emissions, a low noise footprint and high levels of safety, we believe we can make a meaningful contribution to tackling the dual challenges of congestion and climate change.
We are building a dedicated, diverse and inclusive workforce to achieve this goal while adhering to best practices in risk assessment, mitigation and corporate governance. We plan to report how we oversee and manage ESG factors material to our business, and also evaluate how our ESG objectives align with elements of the United Nations Sustainable Development Goals (“SDGs”) in our first ESG/sustainability report, which we expect to release in 2023.
Our ESG initiative is organized into three pillars, which, in turn, contain focus areas for our attention and action:
•Environmental - Our Environmental pillar is focused on being a good steward of the natural environment through the production and development of innovative designs that reduce resource use and energy consumption.
•Social - Our Social pillar is focused on promoting diversity, equity, and inclusion, while underpinning all of our activities with a core focus on health and safety.
•Governance - Our Governance pillar focuses on upholding our commitment to ethical business conduct, integrity, and corporate responsibility, and integrating strong governance and enterprise risk management oversight across all aspects of our business.
Our Focus on Sustainable Manufacturing and Safety
Our engineering and design standards are designed to ensure that we are operating in an efficient, safe, sustainable and compliant manner, and encourage us to be leaders in pursuing environmentally friendly production practices. Our Environmental Sustainability Team works closely with our operating units to track material inputs and outputs, to build strategies for chemical reduction and eliminations, and to review the proper handling and disposal of our materials. In 2022, we implemented two new recycling programs for the manufacturing processes. We are now able to recycle our aircraft batteries after testing or end-of-life as well as our carbon fiber scraps. We also conducted a life cycle assessment of our aircraft manufacturing and planned operational processes in order to build a reliable and transparent data set that will allow us to monitor and mitigate our emissions, waste and natural resource consumption over time.
With safety as a core value, we emphasize the importance of safety in everything that we do. This includes adherence to safety rules, best practices, and compliance. Every employee is trained in the safety policies and procedures that are relevant to their role, and we encourage all employees to participate in company-wide safety initiatives, including participating in our non-punitive safety reporting program to identify hazards and reduce risks. Employees are encouraged to own and participate in safety and we conduct regular audits to ensure proper safety procedures are being used and that hazard identification and risk assessment information is being conducted.
Given our intent to both manufacture and operate our aircraft, we are developing a comprehensive, vertically integrated, enterprise Safety Management System (“SMS”), covering aircraft, manufacturing, operations, maintenance and flight training. Through the enterprise approach, SMS interfaces will facilitate the exchange of information to continuously improve the safety of our aircraft and operations.
Social and Human Capital
To achieve our goal of enabling the world to connect faster and more easily with the people and places that matter most, we will need to attract and retain employees with a diverse set of skills and perspectives as we grow our business. Many of our employees are located in highly competitive labor markets. In addition to competitive cash and equity compensation, offering employees a compelling vision and an opportunity to positively impact their communities is a key part of our strategy to grow our workforce. Additionally. we make multiple workforce investments in the communities where we operate, with programs enabling accessibility, education and training. This has multiple benefits including broadening the reach of new technologies such as electric aviation, improving awareness and social license to operate in communities, extending opportunities to underserved communities, and developing our future workforce. For example, we are working with Aviation High School in New York City to prepare the next generation of aircraft maintenance technicians and aerospace leaders for career opportunities created by the electric age of flight.
Our annual employee engagement survey captures team member feedback. The measurement model is a combination of vendor content and in-house-developed content led by our Industrial/Organizational Psychologists on the Talent Development & Analytics team. For 2022, we achieved a response rate of 85% and the survey included 72 items capturing 13 key areas of the employee experience.
As of January 31, 2023, we had 1,422 employees, with over 80% directly supporting our engineering, certification and early manufacturing operations. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.
Diversity and Inclusion
We work diligently to create a diverse, inclusive and equitable work environment. We provide equal opportunities for growth, success, promotion, learning and development, and aim to achieve parity in the way we organize, assign and manage projects. We encourage employee engagement through resource groups including Women of Joby and Joby Pride. We also host seminars to discuss gender and racial equality issues and other topics that are important to our employees. We are focused on building support across all teams and individuals, ensuring everyone has a voice, and treats each other with respect.
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services.
We believe the primary factors that will drive success in the UAM market include:
•the performance of our eVTOL aircraft relative to both competitive eVTOL aircraft and traditional aircraft;
•the ability to certify the aircraft and begin service operations in a timely manner;
•the ability to manufacture efficiently at scale;
•the ability to scale the service adequately to drive down end-user pricing;
•the ability to capture first-mover advantage, if any;
•the ability to offer services and routes that provide adequate value proposition for passengers;
•the ability to develop or otherwise capture the benefits of next generation technologies; and
•the ability to deliver products and services to a high-level of quality, reliability and safety.
While there are differentiated approaches to vehicle designs and business models, we believe that our aircraft and vertically-integrated approach offer the greatest long-term prospects to certify and produce the best aircraft to serve our customers and, in turn, to monetize the full value chain from development through operations.

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
We may not be able to launch our aerial ridesharing service beginning in 2025, as currently projected.
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
We have not yet developed the application through which users will book trips. We may experience difficulty in developing the applications necessary to operate the business, including the customer-facing application. The software underlying the application will be complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities, whether in our proprietary code or any third-party software on which we rely, could result in negative publicity, a loss of users or revenue, access or other performance issues, security incidents, or other liabilities. Such vulnerabilities could also prevent passengers from booking flights, which would adversely affect our passenger utilization rates, or disrupt communications within the Company (e.g., flight schedules or passenger manifests), which could affect our performance. We may need to expend significant financial and development resources to address any errors or vulnerabilities. Any failure to timely and effectively resolve any such errors or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand.
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
Reducing end-user pricing is dependent on accurately estimating the unit economics of our aircraft and the corresponding service. Our estimates rely, in part, on future technology advancements, such as aerial and ground-based autonomy. If our estimates are inaccurate regarding factors such as production volumes, utilization rates, demand elasticity, operating conditions, deployment volumes, production costs, indirect cost of goods sold, landing fees, charging fees, electricity availability and/or other operating expenses, or if technology such as aerial and ground-based autonomy fails to develop, mature or be commercially available within the periods we expect, we may be unable to offer our service at pricing that is sufficiently compelling to bring about the local network effects that we are predicting and may have an adverse impact on our business, financial condition and results of operations.
Our competitors may commercialize their technology before us, or we may not be able to fully capture the first mover advantage that we anticipate.
While we believe we are well positioned to be first to market with an eVTOL piloted aerial ridesharing service, we expect this industry to be increasingly competitive and our competitors could get to market before or at the same time as us, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overcome by other competitors. If new or existing companies launch competing solutions in the markets in which we intend to operate and obtain large scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service.
Many of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future, which may allow them to devote greater resources to the development, certification and marketing of their products and services or to offer lower prices. Our competitors may also establish strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Some have more experience in the aerospace industry than we have, and foreign competitors could benefit from subsidies or other protective measures offered by their home countries. If our competitors commercialize their technology before us, or if we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects.

We may be unable to make our service sufficiently convenient to drive customer adoption.
Our service will depend, in part, on third-party ground operators to take customers from their origin to their departure skyport and from their arrival skyport to their ultimate destination. While we expect to be able to integrate these third-party ground operators into our service, we cannot guarantee that we will be able to do so effectively, at prices that are favorable to us, or at all. We do not intend to own or operate the ground portion of our multimodal service. Our business and our brand will be affiliated with these third-party ground operators, and we may experience harm to our reputation if they suffer from financial instability, poor service, negative publicity, accidents, or safety incidents which could have an adverse impact on our business, financial condition and results of operations.
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
Our business is primarily concentrated on UAM services, which we expect may be vulnerable to changes in consumer preferences, discretionary spending and other market changes. The global economy has in the past, and will in the future, experience periods of economic instability, inflation and recession, including the ongoing effects financial impact of the global COVID-19 pandemic. During such periods, our passengers may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for our services, which could adversely impact our business, financial condition and results of operations.
If we are unable to obtain and maintain adequate facilities and infrastructure, including access to key infrastructure such as airports, we may be unable to offer our service in a way that is useful to passengers.
To operate and expand our proposed aerial ridesharing service, we must secure or otherwise develop adequate landing and maintenance infrastructure in desirable locations in metropolitan areas for our aircraft. We may not be able to ensure that our plans for new service can be implemented in a commercially viable manner given infrastructure constraints, including those imposed by inadequate facilities at desirable locations and increasingly congested airports and heliports. Access to these facilities may be prohibitively expensive, unavailable, or may be inconsistent with our projections. Additionally, we may not be able to obtain necessary permits and approvals and to make necessary infrastructure changes to enable adoption of our aircraft, such as installation of charging equipment.
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
Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, high winds, lightning, hail, known icing conditions and/or fog. Our inability to operate in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate, which is the amount of time our aircraft spend in the air carrying passengers. This is achieved, in part, by reducing turnaround times at skyports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. The success of our business is dependent, in part, on the utilization rate of our aircraft, and reductions in utilization will adversely impact our financial performance, cause passenger dissatisfaction and may have an adverse impact on our business, financial condition and results of operations.
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
We expect to introduce new and additional features and capabilities to the aircraft and our service over time. For example, we may initially operate under VFR only, and then add the ability to operate under IFR pursuant to block upgrade to the aircraft. We may be unable to develop or certify these upgrades in a timely manner or at all which may have an adverse impact on our business, financial condition and results of operations.
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
The operation of aircraft is subject to various risks, and we expect demand for our aerial ridesharing services to be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our aircraft. Such accidents or incidents could also have a material impact on our ability to obtain FAA certification for our aircraft, or to obtain such certification in a timely manner. Such events could impact confidence in a particular aircraft type or the air transportation services industry as a whole, particularly if such accidents or disasters were due to a safety issue. We believe that regulators and the general public are still forming their opinions about the safety and utility of aircraft that are highly reliant on lithium-ion batteries and advanced flight control software capabilities and that operate in and around urban areas. An accident or incident involving either our aircraft or a competitor’s aircraft while these opinions are being formed could have a disproportionate impact on the longer-term view of the emerging UAM market.
We are at risk of adverse publicity stemming from any public incident involving our company, our people, our brand or other companies in our industry. Such an incident could involve the actual or alleged behavior of any of our employees or third-party contractors. Further, if our personnel, our aircraft, or other types of aircraft are involved in a public incident, accident, cyberattack or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such matter. If our insurance is inapplicable or inadequate, we may be forced to bear substantial losses. In addition, any such incident could create an adverse public perception, which could harm our reputation, and result in passengers being reluctant to use our services, which could adversely impact our business, results of operations, financial conditions and prospects.
We will initially rely on a single type of aircraft to support our commercial UAM business, which makes us vulnerable to design defects or mechanical problems.
Our service will initially rely on a single aircraft type. Our dependence on our aircraft makes us particularly vulnerable to any design defects, performance shortfalls or mechanical problems associated with our aircraft or its component parts. Any actual or perceived safety issues may result in significant reputational harm to our businesses, in addition to legal liability, increased maintenance, safety infrastructure and other costs. Such issues could result in delaying or cancelling planned flights, increased regulation, grounding of aircraft or other systemic consequences, which could have a material adverse impact on our business, financial condition, operating results and prospects.
We depend on suppliers and service partners for raw materials, parts and components.
Despite our high degree of vertical integration, we still rely on purchased parts and materials for aircraft production and manufacturing equipment which we source from suppliers globally, some of whom are currently single source suppliers. Many of the components used in our aircraft must be custom made for us. This exposes us to multiple potential sources of production constraints, disruption, delivery failure, or component shortages. While we believe that we may be able to establish alternate supply relationships and can obtain replacement components, we may be unable to do so in the short term, or at all, at prices that are favorable to us. While we have not experienced material supply chain disruptions to date, we may in the future, which could cause delays in our production process for both prototype and commercial production aircraft. Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies will be available when required on terms that are acceptable to us, or at all. The disruption in the supply of components from suppliers could lead to delays in aircraft production, which could adversely affect our business, financial condition, operating results and prospects.
Our aircraft may require maintenance at frequencies or at costs which are unexpected.
Our aircraft are highly technical products that require maintenance and support. We are still developing our understanding of the long-term maintenance profile of the aircraft. If useful lifetimes are shorter than expected this may lead to greater maintenance costs than we anticipate. If our aircraft and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would disrupt the operation of our service and result in higher operating cost, which could have a material adverse effect on our business, financial condition and results of operations.
Regulatory & Airspace
We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft or operation of our mobility service.
The commercialization of new aircraft and the operation of an aerial mobility service requires certain regulatory authorizations and certifications, including Type Certification and an air carrier certificate issued by the FAA under Part 119 with Part 135 operations specifications. While we have received our Part 135 Air Carrier Certificate and anticipate being able to obtain the remaining required authorizations and certifications, we may be unable to do so on the timeline we project or at all. If we fail to obtain any of the required authorizations or certificates, or do so in a timely manner, or any of these authorizations or certificates are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project and may have an adverse impact on our business, financial condition and results of operations.
Regulatory authorities may disagree with our view that integrating our service into the National Airspace System is possible without changes to existing regulations and procedures.
There are a number of existing laws, regulations and standards that apply to our aircraft and our service, including standards that were not originally intended to apply to electric aircraft. While our aircraft and our service are designed, at launch, to operate within the existing U.S. regulatory framework, the FAA or other regulatory authorities within the markets in which we intend to operate may disagree with this view, which may prohibit, restrict, or delay our ability to launch in the relevant market. Regulatory authorities have in the past and may in the future introduce changes specifically to address electric aircraft or high-volume flights that could delay our ability to launch our service and have an adverse impact on our business, financial condition and results of operations.
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
Aerospace manufacturers and aircraft operators are subject to extensive regulatory and legal requirements that involve significant compliance costs. In May 2022, the FAA decided to certify eVTOLs under the “powered lift” classification, rather than existing Part 23 requirements for Normal Category Airplanes. The DOT and the FAA could issue additional regulations relating to the operation of our aircraft or further revise existing requirements that could require significant expenditures, resulting in increased costs for us and our passengers. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of our operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising fares, reducing revenue and increasing costs, which could have an adverse impact on our business, financial condition and results of operations.
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
Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, and run our operations in the United States, in full compliance with such laws and regulations, which may include the Export Administration Regulations (“EAR”), the International Traffic in Arms Regulations (“ITAR”), and economic sanctions administered by the Treasury Department’s Office of Foreign Assets Control (“OFAC”). Similar laws impact our business in other jurisdictions. These trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export or transfer certain hardware, technical data, technology, software, or services to certain countries and territories, entities, and individuals, and for certain end uses. If we are found to be in violation of these laws and regulations it could result in civil and criminal penalties, including the loss of export or import privileges, debarment and reputational harm. While none of our current technologies require us to maintain a registration under ITAR, we may become subject to ITAR in the future.
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
We are projecting that we will enter into additional contracts with the U.S. government which would enable us to operate our aircraft as a service provider for the Department of Defense or other U.S. government agencies both prior to receiving an airworthiness certificate from the FAA and after. Failure to obtain these contracts would limit our ability to gain operational learnings about our aircraft and secure meaningful revenue, which could have a material adverse effect on our business, financial condition and results of operations.
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
We have incurred significant losses since inception. We incurred net losses of $258.0 million, $180.3 million and $114.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
We expect our operating expenses to increase over the next several years as we move towards commercial launch, expand our manufacturing operations, increase our flight cadence, hire more employees and continue research and development efforts relating to new products and technologies. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to generate revenue sufficient to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.
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
Prior to the consummation of the Merger, we financed our operations and capital expenditures primarily through private financing rounds. In the future, we may need to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact resulted in, and may result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. In addition, increased interest rates in 2022 led to a widespread slowdown in investment and funding opportunities, especially for pre-revenue companies, that is expected to continue in the near-term.
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
As of December 31, 2022, Joby had approximately $516.2 million and $745.0 million of federal and state net operating loss carryforwards (“NOLs”) and $28.4 million and $26.1 million federal and state research and development tax credits. Under the Tax Cuts and Jobs Act, federal NOLs generated by the Company in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized and federal NOLs generated by the Company in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes which may have an adverse impact on our business, financial condition and results of operations.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
As a public company, beginning with this annual report on Form 10-K, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, commencing with this annual report on Form 10-K, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed, or operating.
We are continuing to improve our internal control over financial reporting. In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2019 and 2020, we identified a material weakness in our internal control over financial reporting. While significant progress has been made to improve our internal control over financial reporting, not all aspects of our past material weakness have been sufficiently remediated. The remaining aspect of the material weakness relates to the lack of a sufficient accounting resources with deep technical accounting knowledge to identify and resolve complex accounting issues in a timely manner. Remediation of the material weakness will require further validation and testing of the operating effectiveness of internal controls over a sustained period of financial reporting cycles. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.
In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems, or the existing systems and third-party software applications that we rely on for financial reporting, do not perform as expected, we may experience further deficiencies in our controls and we may not be able to meet our financial reporting obligations.
If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. In addition, we could become subject to investigations by the SEC, the New York Stock Exchange (“NYSE”) or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
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
Further, obtaining and maintaining patent, copyright, and trademark protection can be costly. We may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States or foreign jurisdictions, which could harm our ability to maintain our competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources to file and prosecute all patent applications for such technology, or that we will lose protection for failing to comply with all procedural, documentary, payment, and other obligations during the patent prosecution process. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. We may also fail to detect unauthorized use of our intellectual property, or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.

If conflicts arise between us and our strategic partners, our business could be adversely affected, or these parties may act in a manner adverse to us.
If conflicts arise between our collaborators or strategic partners and us, the other party may act in a manner adverse to us which could limit our ability to implement our strategies. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with Toyota Motor Corporation may adversely impact our ability to manufacture aircraft or scale production, while conflicts with Uber Technologies, Inc. and Delta Air Lines may adversely impact our ability to successfully launch and maintain our consumer-facing UAM services. Conflicts with foreign partners may adversely impact our ability to scale operations outside the U.S. effectively. If such conflicts arise it may adversely affect our business, financial condition and results of operations.
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
Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities, expenses, regulatory challenges and other risks that we may not be able to anticipate. We may not be able to predict whether consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or whether any of these initiatives will generate sufficient revenue to offset any expenses or liabilities associated with these investments. Any such research and development efforts could distract management from current operations and would divert capital and other resources from our more established technologies. Even if we are successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies and have an adverse impact on our business, financial condition and results of operations.
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
We rely on information technology networks and systems to operate and manage our business and store our confidential and proprietary information. Our services will also involve the storage, processing and transmission of our customers’ data, including personal and financial information. We also engage and plan to engage third-party service providers to store and process this data. While we believe we and our service providers take reasonable steps to secure these networks and systems, our information technology infrastructure may be vulnerable to computer viruses or physical or electronic intrusions that our security measures may not detect. Any such security incident, including those resulting from cybersecurity attacks, phishing attacks, unauthorized access or usage, virus or similar breach or disruption could result in the loss, destruction, alteration or disclosure of this data, which could damage our reputation and lead to litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, corporations, criminal groups, and state-sponsored organizations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be fully covered by our insurance or at all, and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter customers from using our services; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition.
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
Our concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, such as COVID-19, both due to the high volume of travelers flying into and out of such airports and the ease at which contagious diseases can spread through densely populated areas.
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
We currently have subsidiaries located outside of the United States and plans for international operations in the future, which could subject us to political, operational and regulatory challenges.
While we plan to initially launch our business in the U.S. markets, we have established relationships with subsidiaries, suppliers and potential partners in select international markets. In addition, we currently have subsidiaries engaged in limited test manufacturing, R&D and other activities in foreign countries. International operations are subject to a number of risks, including regulations that may differ from or be more stringent than analogous U.S. regulations, local political or economic instability, cross-border political tensions, challenges in effectively managing employees in foreign jurisdictions, including local labor laws that may be stricter or more costly to comply with than in the U.S., and exposure to potential liabilities under anti-corruption or anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar laws and regulations. If any of these risks materialize it could adversely impact our business, financial condition and results of operations.
We are subject to risks arising from natural disasters and severe weather conditions and risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
Natural disasters, including wildfires, tornados, hurricanes, floods and earthquakes, and severe weather conditions, may damage our manufacturing plants, facilities or aircraft or disrupt our operating routes. Our Bonny Doon facilities, in particular, are located in an area that is at high risk due to wildfire. Our Bonny Doon facilities are also subject to a risk of closure due to zoning and permitting issues. Destruction or our inability to use any of our facilities for a prolonged period of time could materially impact our ability to meet our projected timelines.
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
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel. While our efforts to hire key personnel have generally been successful overall, hiring in the areas of software development and verification has progressed more slowly than initially expected, due to high levels of competition in the markets in which we operate.
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
Certain Joby stockholders are contractually restricted from selling or transferring shares of common stock (the “Lock-up Shares”) for an agreed-upon period of time. For example, certain significant stockholders have agreed to a five-year lockup, with 20% of the Lock-up Shares being released on each anniversary of the closing of the Merger, subject to provisions that allow for early release of the initial 20% tranche if stock price targets are met prior to the first anniversary, and a complete release of the Lock-Up Shares if the Company undergoes a change of control (the “Major Company Equityholders Lock-Up Agreement”). Under the Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP, the Sponsor’s Lock-up Shares are subject to the same releases agreed to in the Major Company Equityholders’ Lock-Up Agreement in addition to vesting conditions. Following the expiration of each lockup tranche, the applicable stockholders will no longer be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could reduce the market price of our common stock. As of February 15, 2023, there were approximately 303,187,149 shares subject to the Major Company Equityholders Lock-Up Agreement. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Santa Cruz, California, and consist of approximately 23,000 square feet. The lease for that office expires in March 2023. In November 2022, we purchased a facility in Santa Cruz, California, consisting of approximately 162,000 square feet and intend to move our corporate headquarters to this location by March 31, 2023. We operate primarily out of facilities located in the U.S., in Santa Cruz, San Carlos and Marina, California, Washington, D.C. and internationally in Munich and Stuttgart, Germany, Linz, Austria, San Jose, Costa Rica, and Shenzhen, China. All of our facilities, except for the newly-purchased corporate headquarters, are located on land that is leased from third parties or, in the case of certain of our Santa Cruz facilities, from entities partially or wholly owned by our CEO, JoeBen Bevirt.
The facilities that house our prototype production line in Marina, California span approximately 130,000 square feet and are leased from the City of Marina. We have also entered into a ground lease agreement with the City of Marina that can be extended for up to 50 years.
Our employee headcount has continued to grow meaningfully over the last 12 months, we believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Our testing facility in Santa Cruz, California is a retired rock quarry. While the nature of this facility is suitable for advanced R&D and testing activities, this facility lacks compliance with applicable building codes, zoning codes and similar regulations and ordinances. We have submitted plans to the County of Santa Cruz for our planned Development and Testing Facilities on the site. In addition, we are transitioning much of the research work to our new facility in Santa Cruz.
Item 3. Legal Proceedings
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
Holders
As of February 15, 2023, there were approximately 302 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Joby Aviation, Inc. under the Securities Act, or the Exchange Act. The returns shown are based on historical results and are not intended to suggest future performance.
The following graph compares the cumulative total stockholder return of our common stock to the Russell 2000 Index and in a peer group consisting of Archer Aviation Inc., Eve Holding, Inc., Joby Aviation, Inc., Lilium N.V., Vertical Aerospace Ltd. (“Peer Group”). The chart shows the annual change in value of $100 invested in each of our common stock, the index and the Peer Group on August 10, 2021, the date of our Merger with RTP, and assumes reinvestment of dividends, if any. Each of the companies in our Peer Group went public via merger with a special purpose acquisition company (“SPAC”). For Peer Group companies that completed their SPAC merger after August 10, 2021, the cumulative return for the Peer Group was weighted based on the market capitalization of each company based on the date of its SPAC merger.

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 28, 2022, for reference to discussion of the fiscal year ended December 31, 2020, the earliest of the three fiscal years presented. This discussion and analysis includes forward looking statements that involve risks and uncertainties. Please see the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”
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
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of December 31, 2022, we had an accumulated deficit of $734.7 million. We have funded our operations primarily with proceeds from the issuance of redeemable convertible preferred stock and the proceeds from the merger described below.
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

As a result of becoming a reporting company with the SEC and NYSE-listed company, we have hired and will continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

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
We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service may include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground, air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety, convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist following the COVID pandemic. We anticipate initial operations with our U.S. government customers to be followed by operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing aerospace companies launch competing solutions in the markets in which we intend to operate or obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors.”
Government Certification
We agreed to a signed, stage 4 “G-1” certification basis for our aircraft with the FAA in 2020. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step on the way towards certifying any new aircraft in the U.S. Our aircraft was originally intended to be certified in line with the FAA’s existing Part 23 requirements for Normal Category Airplanes, with special conditions introduced to address requirements specific to our unique aircraft. In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and would, instead, require certification under the “powered lift” classification. Based on the FAA’s revised certification requirements, we re-signed an updated stage 4 "G-1" certification basis in July 2022, and it was published in the federal register in November 2022.
In 2022, we received our Part 135 operating certificate, which is required for us to operate an on-demand air service. While that currently allows us to operate the service with conventional aircraft, the FAA will need to publish operational regulations related to eVTOLs before we add our aircraft to our Part 135 operating certificate. The FAA recently indicated that they do not expect the relevant operational regulations, or Special Federal Aviation Regulations (“SFARs”), for eVTOL aircraft to be finalized until late 2024. If the publication of the SFARs is further delayed, if the FAA requires further modifications to our existing G-1 certification basis, or if there are other regulatory changes or revisions, this could delay our ability to obtain type certification, and could delay our ability to launch our commercial passenger service.
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
As a result of the COVID-19 pandemic, we have modified our business practices and implemented additional safety protocols for our on-site employees and contractors, which we periodically update in an effort to respond to the latest public health guidance and to reduce the risk of exposure to COVID-19 or other seasonal illnesses. Although many governmental and other restrictions have been relaxed or eliminated, the emergence of additional variants may cause us to take further actions, or modify our current COVID-19 related business practices, as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. While the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic, as well as the ultimate impact on our business, remains unknown.
Fully-Integrated Business Model
Our business model is to serve as a fully-integrated eVTOL transportation service provider. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our projections are dependent on certifying and delivering aircraft on time and at a cost that will allow us to offer our service at prices that a sufficient number of customers will be willing to pay for the time and efficiency savings they receive from utilizing our eVTOL services. Our aircraft include parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. Our fully-integrated business model also relies, in part, on developing and certifying component parts rather than sourcing already certified parts from third-party suppliers. While we believe this model will ultimately result in a more performant aircraft and better operating economics, the increased time and effort required to develop and certify these components may result in delays compared to alternative approaches. Our fully-integrated approach is also dependent on recruiting, developing and retaining the right talent at the right time to support engineering, certification, manufacturing, and go-to-market operations. As we progress with software development and verification we will have an increasing need to accelerate hiring. While we have taken steps to bring onboard additional resources in these areas, including the acquisition of Avionyx in May 2022, hiring in these areas has progressed slower than initially expected. If we are unable to add sufficient headcount it could impact our ability to meet our expected timelines for certification and entry into service.
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
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, our management determined that certain previously developed technology that was accessible to us could be repurposed and applied to providing high-volume, rapid COVID-19 diagnostic testing through its investment in SummerBio,LLC (“SummerBio”), a related party. The company accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% and 43.4% as of December 31, 2022 and December 31, 2021, respectively.
In June 2022, SummerBio notified us of its decision to wind down testing operations and close the business, which SummerBio substantially executed by the end of December 2022. As a result, we recorded an impairment loss on our investment of $6.4 million which is included within the income from equity method investment line on the consolidated statement of operations.
The Company recognized income of $19.5 million (net of impairment loss) and $29.4 million for the years ended December 31, 2022 and 2021, respectively.
Gain from changes in fair value of Warrants and Earnout Shares Liabilities
Publicly-traded warrants (“Public Warrants”), private placement warrants issued to Sponsor (“Private Warrants”), warrants issued to Delta Air Lines, Inc. (“Delta Warrants”) and Earnout Shares are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period.

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
On December 21, 2021, we completed the acquisition of an entity engaged in the development of radar systems technology with application in the aviation and other sectors, whereby we acquired all the outstanding shares of the entity in exchange for a total consideration consisting of (i) $2.8 million in cash, and (ii) 340,000 restricted stock units representing the right to receive an equivalent number of shares of the Company’s common stock upon vesting ("RSUs") with the aggregate acquisition date value of $2.4 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. The purchase consideration of $2.8 million was allocated to $1.7 million of the acquired intangible assets, primarily developed technology, $1.2 million of the acquired current assets, primarily cash and account receivables, and 0.1 million of the acquired current liabilities.
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
On May 17, 2022, we completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller. This retained amount is payable to the seller, net of indemnification claims, at the one-year anniversary of the acquisition. As of December 31, 2022, this retained amount of $2.2 million is presented as restricted cash on the Company’s consolidated balance sheet, with a related corresponding amount in accrued and other liabilities, reflecting obligations to the seller.

In relation to the acquisition, we issued 790,529 RSUs with an aggregate acquisition date value of approximately $4.5 million. We also paid $0.5 million to the employees of the acquired company, and settled accounts payable to the acquired company of $0.2 million. The RSUs vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date.
The purchase consideration of $7.2 million was, preliminary, allocated to $3.3 million of goodwill, primarily resulting from the combined workforce and expected increased regulatory efficiencies, $2.5 million of total intangible assets comprising of $2.4 million of acquired customer relationships intangible asset and $0.1 million of acquired developed technology intangible asset, $1.5 million of acquired current assets, primarily cash and accounts receivable, $0.3 million of acquired fixed assets, and $0.4 million of acquired current liabilities. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company’s fair value assessments are finalized. In September 2022, the company made certain measurement period adjustments, which included a working capital adjustment with the seller in accordance with the agreement terms, resulting in an increase to the purchase consideration of $0.1 million which was paid during the three months ended December 31, 2022.
On November 30, 2022, the Company completed the purchase of certain real property, improvements and other assets (“Property”) from Frederick Electronics Corporation, a Maryland corporation and Plantronics, Inc., a Delaware corporation (“Sellers”) for a cash purchase price of $25.5 million. The Property consists of approximately 162,000 square feet across five buildings located at 333 Encinal Street, Santa Cruz, California and will be used as the Company’s corporate headquarters. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The purchase consideration was allocated to $6.3 million of land, $17.7 million of buildings and site improvements and $1.5 million of equipment, fixtures and furniture.
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

Results of Operations
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	December 31,		Change
	2022	2021	($)	(%)
Operating expenses
Research and development	$296,281	$197,568	98,713	50%
Selling, general and administrative	95,922	61,521	34,401	56%
Total operating expenses	392,203	259,089	133,114	51%
Loss from operations	(392,203)	(259,089)	(133,114)	51%
Interest and other income, net	16,905	1,148	15,757	n.m.
Interest expense	(118)	(2,426)	2,308	(95)%
Income from equity method investment	19,463	29,405	(9,942)	(34)%
Transaction expenses related to merger	—	(9,087)	9,087	(100)%
Gain from change in fair value of warrants and earnout shares	98,002	49,853	48,149	97%
Convertible notes extinguishment loss	—	(665)	665	(100)%
Total other income, net	134,252	68,228	66,024	97%
Loss before income taxes	(257,951)	(190,861)	(67,090)	35%
Income tax expense (benefit)	92	(10,537)	10,629	(101)%
Net loss	$(258,043)	$(180,324)	(77,719)	43%
*n.m. marks changes that are not meaningful.
Research and Development Expenses
Research and development expenses increased by $98.7 million, or 50%, to $296.3 million during the year ended December 31, 2022 from $197.6 million during the year ended December 31, 2021. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $34.4 million, or 56%, to $95.9 million during the year ended December 31, 2022 from $61.5 million during the year ended December 31, 2021. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net increased by $66.0 million, or 97%, to $134.3 million during the year ended December 31, 2022 from $68.2 million during the year ended December 31, 2021. The increase was primarily driven by a $48.1 million increase in gain from changes in fair value of warrants and earnout shares, a $15.8 million increase in interest and other income due to increased interest rates on higher invested funds and nonrecurring transaction expenses of $9.1 million related to the Merger incurred during the year ended December 31, 2021, partially offset by a $9.9 million decrease in income from equity method investment due to winding down of SummerBio’s business operations.

Income Tax Expense (Benefit)
Income tax benefit of $10.5 million, recorded during the year ended December 31, 2021, is primarily due to the release of deferred tax asset valuation allowance, as the deferred tax liability related to the Uber contractual agreement asset provided the Company with a source of future taxable income
Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of redeemable convertible preferred stock and convertible notes. From inception through December 31, 2022, we raised net proceeds of $1,067.9 million from the Merger, $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes and $60.0 million from issuance of shares and warrants to Delta Air Lines, Inc. As of December 31, 2022, we had cash, cash equivalents and restricted cash of $150.1 million and short-term investment in marketable securities of $910.7 million. Restricted cash, totaling $4.0 million, reflects cash temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller, in connection with the acquisition of aerospace software engineering company in May 2022, security deposit on leased facilities and a letter of credit for a new vendor. We believe that our cash, cash equivalents and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
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

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Year Ended December 31,			Change
	2022	0	2021	($)	(%)
Net cash (used in) provided by:
Operating activities	$(235,925)		$(195,749)	$(40,176)	21%
Investing activities	(630,789)		(18,736)	(612,053)	n.m.
Financing activities	60,456		1,092,780	(1,032,324)	(94)%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(806,258)		$878,295	$(1,684,553)	(192)%
*n.m. marks changes that are not meaningful
Net Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $235.9 million, consisting primarily of a net loss of $258.0 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $69.1 million in stock-based compensation expense, $24.0 million in depreciation and amortization expense and a net decrease in our net working capital of $51.8 million, primarily related to distributions from equity investment in Summerbio, partially offset by a $98.0 million gain from change in the fair value of warrants and earnout shares, $19.5 million in income from equity method investment and a $5.2 million net accretion and amortization of our investments in marketable securities.
Net cash used in operating activities for the year ended December 31, 2021 was $195.7 million, consisting primarily of a net loss of $180.3 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $26.9 million in stock-based compensation expense, $15.9 million in depreciation and amortization expense, $9.1 million for allocated merger transaction costs, a $5.0 million write-off of acquired in-process research and development assets, $5.0 million in other noncash compensation expense, $4.3 million net accretion and amortization of our investments in marketable securities, $2.9 million in non-cash interest expense and amortization of debt costs and a net decrease in our net working capital of $5.1 million, reflecting primarily increased prepaid expenses for D&O insurance, partially offset by a $49.9 million gain from change in the fair value of warrants and earnout shares, $29.4 million in income from equity method investment and a $10.5 million income tax benefit.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 of $630.8 million was primarily due to purchases of marketable securities of $1,359.0 million, purchases of property and equipment of $54.9 million and acquisition of assets of $5.7 million, partially offset by proceeds from the sales and maturities of marketable securities of $788.8 million.
Net cash used in investing activities for the year ended December 31, 2021 of $18.7 million was primarily due to purchases of marketable securities of $401.6 million, purchases of property and equipment of $32.3 million and acquisition of assets of $6.9 million, partially offset by proceeds from the sales and maturities of marketable securities of $422.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 of $60.5 million was primarily due to proceeds from the issuance of common stock and warrants of $60.1 million and $1.4 million from exercise of stock options, partially offset by repayments for capital lease obligations and tenant improvement loan of $1.0 million.
Net cash provided by financing activities for the year ended December 31, 2021 of $1,092.8 million was primarily due to proceeds from the Merger of $1,067.9 million and issuance of a convertible note to Uber for a net amount of $75.0 million, $1.5 million from exercise of stock options and stock purchase rights and issuance common stock warrants, partially offset by payments for deferred offering costs of $50.4 million and repayments of tenant improvement loan and capital lease obligation of $1.2 million.

Critical Accounting Estimates
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
Stock-Based Compensation
We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility we use to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, we determine whether an adjustment to the observable market price is required. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation, and account for forfeitures as they occur. Some of our awards contains service-based vesting condition as well as performance-based vesting condition. We consider the probability of achieving of each of the performance goals at the end of each reporting period and recognize expense over the requisite period when achievement of the goal is determined to be probable, and adjust the expense if the probability of achieving the goal later changes. Our performance based awards issued under annual Bonus Plan are classified as a liability until such time that the respective milestones have been met, at which point the liability is reclassified to equity. If it is determined that the milestone cannot be met, the liability is reversed.
We selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options and awards under our ESPP program. The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.
Expected volatility - We estimate the expected volatility of our common stock on the date of grant based on the historical stock price volatility of our own common shares within the same length of period as the expected term. Where, in some cases, our common share trading history is shorter than the expected term and prior to the Merger, since we were not a publicly traded company, we estimated the expected volatility for our stock options by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards.
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
We have not identified any events and circumstances that would indicate that our long-lived assets may be impaired. Accordingly, we have not recorded any impairment charge our existing property and equipment during the twelve months ended December 31, 2022.
Accounting for Leases
We determine if an arrangement is a lease, or contains a lease, at inception. We analyze our contractual arrangements to evaluate whether they have any embedded leases. The asset component of our operating leases is recorded as right-of-use assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in our consolidated balance sheets. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Due to significant volume of contractual arrangements we enter, we may not be able to identify all embedded leases arrangements, understating our right-of-use assets and liabilities.
As most of our leases do not provide an implicit rate, we use incremental borrowing rate (“IBR”) to calculate present value of future minimum lease payments, which is the estimated rate we would be required to pay for fully collateralized borrowing over the period similar to lease terms. Determining IBR requires us to estimate our credit rating for secured borrowing and to identify appropriate interest rates for comparable companies with similar credit rating. If we are not able to correctly estimate IBR, our right-of-use assets and liabilities may be incorrect.
Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Determining that options are reasonably certain to be exercised requires us to make certain assumptions about our future operations and space and assets requirements. Incorrect assumptions may result in our least term being incorrect, impacting our right-of-use assets and liabilities.
Assumptions made by us at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease. If we are not able to re-evaluate lease changes and modifications appropriately, our right-of-use assets and liabilities may be incorrect.
Recent Accounting Pronouncements
See Note 2 of our consolidated financial statements included elsewhere in this Annual Report on From 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,060.8 million as of December 31, 2022. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Joby Aviation, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock, shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Delta Warrant—Refer to Notes 2 and 11 to the financial statements
Critical Audit Matter Description
In October of 2022, the Company entered into a series of agreements with Delta Air Lines (“Delta”), including an agreement for the issuance of a warrant for the purchase of up to 12.8 million shares of the Company’s common stock (the “Delta Warrant”). The Company recognized the issuance of the Delta Warrant as a liability on the consolidated balance sheet with changes in the fair value of the liability at each reporting date being recognized in the consolidated statement of operations.
We identified management’s accounting evaluation and conclusion that the Delta Warrant should be accounted for as a liability subject to periodic remeasurement to fair value as a critical audit matter due to the complex judgments required by management to determine the appropriate accounting for the Delta Warrant. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals in our firm having expertise in debt and equity transactions and freestanding financial instruments when performing audit procedures to evaluate the accounting conclusion.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to evaluating managements determination of the appropriate accounting for the Delta Warrant included the following, among others:
•With the assistance of professionals in our firm having expertise in debt and equity transactions and freestanding financial instruments, we evaluated the management’s accounting considerations and conclusions under accounting principles generally accepted in the United States of America (“GAAP”), regarding the accounting for the Delta Warrant.
•We evaluated whether the assertions and assumptions made by management supporting their conclusions regarding the accounting for the Delta Warrant were consistent with the underlying warrant agreement and the evidence obtained in other areas of the audit.
•We evaluated the disclosures related to the accounting for the Delta Warrant for conformity with the relevant requirements under GAAP.
/s/ Deloitte & Touche LLP
San Jose, California
February 28, 2023
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Joby Aviation, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Joby Aviation, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
Sufficiency of technical accounting resources—The Company lacks sufficient accounting resources with deep technical knowledge to identify and timely resolve complex accounting issues under accounting principles generally accepted in the United States of America.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2022, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
San Jose, California
February 28, 2023

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$146,101	$955,563
Short-term investments	910,692	343,248
Total cash, cash equivalents and short-term investments	1,056,793	1,298,811
Restricted cash	3,204	—
Other receivables	4,021	2,315
Prepaid expenses and other current assets	20,160	17,416
Total current assets	1,084,178	1,318,542
Property and equipment, net	92,103	53,155
Operating lease right-of-use assets	25,149	—
Restricted cash	762	762
Equity method investment	—	20,306
Intangible assets	12,581	14,512
Goodwill	14,011	10,757
Other non-current assets	64,200	70,321
Total assets	$1,292,984	$1,488,355
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,710	$3,637
Operating lease liabilities, current portion	3,710	—
Accrued expenses and other current liabilities	18,783	10,211
Total current liabilities	30,203	13,848
Operating lease liabilities, net of current portion	23,613	—
Stock repurchase liability	378	711
Warrant liability	28,783	44,902
Earnout shares liability	44,055	109,844
Other non-current liabilities	1,211	2,291
Total liabilities	128,243	171,596
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized at December 31, 2022 and 2021. No shares issued and outstanding at December 31, 2022 and 2021.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized at December 31, 2022 and 2021, 622,602,815 and 604,174,329 shares issued and outstanding at December 31, 2022 and 2021, respectively	61	60
Additional paid-in capital	1,908,179	1,793,431
Accumulated deficit	(734,653)	(476,610)
Accumulated other comprehensive loss	(8,846)	(122)
Total stockholders’ equity	1,164,741	1,316,759
Total liabilities and stockholders’ equity	$1,292,984	$1,488,355
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development (including related party purchases of $1,600, $2,339 and $1,249 for the years ended December 31, 2022, 2021, and 2020 respectively)	$296,281	$197,568	$108,741
Selling, general and administrative (including related party purchases of $360, $533 and $220 for the years ended December 31, 2022, 2021 and 2020 respectively)	95,922	61,521	23,495
Total operating expenses	392,203	259,089	132,236
Loss from operations	(392,203)	(259,089)	(132,236)
Interest and other income, net	16,905	1,148	5,649
Interest expense	(118)	(2,426)	(249)
Income from equity method investment	19,463	29,405	5,799
Transaction expenses related to merger	—	(9,087)	—
Gain on deconsolidation of subsidiary	—	—	6,904
Gain from change in fair value of warrants and earnout shares	98,002	49,853	—
Convertible note extinguishment loss	—	(665)	—
Total other income, net	134,252	68,228	18,103
Loss before income taxes	(257,951)	(190,861)	(114,133)
Income tax expense (benefit)	92	(10,537)	31
Net loss	$(258,043)	$(180,324)	$(114,164)
Net loss per share, basic and diluted	$(0.44)	$(0.61)	$(1.10)
Weighted-average common shares outstanding, basic and diluted	585,544,043	294,851,732	103,946,993
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(258,043)	$(180,324)	$(114,164)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(7,985)	(546)	321
Foreign currency translation gain (loss)	(739)	(103)	234
Total other comprehensive income (loss)	(8,724)	(649)	555
Comprehensive loss	$(266,767)	$(180,973)	$(113,609)
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	320,181,375	$698,452	121,537,571	$12	$4,945	$(182,122)	$(28)	$(177,193)
Net loss	—	—	—	—	—	(114,164)	—	(114,164)
Other comprehensive loss	—	—	—	—	—	—	555	555
Issuance of redeemable convertible preferred stock	12,582,840	69,860	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	708,514	—	129	—	—	129
Repurchase of common stock	—	—	(187,145)	—	(1)	—	—	(1)
Vesting of early exercised stock options	—	—	—	—	321	—	—	321
Stock-based compensation	—	—	—	—	7,185	—	—	7,185
Balance at December 31, 2020	332,764,215	$768,312	122,058,940	$12	$12,579	$(296,286)	$527	$(283,168)
Net loss		—	—	—	—	(180,324)	—	(180,324)
Other comprehensive loss	—	—	—	—	—	—	(649)	(649)
Issuance of redeemable convertible preferred stock	11,601,210	77,619	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,435,543	—	1,113	—	—	1,113
Repurchase of common stock	—	—	(138,291)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	568	—	—	568
Stock-based compensation	—	—	—	—	26,932	—	—	26,932
Issuance of common stock upon vesting of restricted stock units	—	—	26,634	—	—	—	—	—
Issuance of common stock upon exercise of SVB warrants	—	—	752,732	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon exercise of In-Q-Tel warrants	68,629	—	—	—	691	—	—	691
Issuance of common stock upon conversion of Uber convertible notes	—	—	7,716,780	1	77,398	—	—	77,399
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(344,434,054)	(845,931)	344,434,054	34	845,897	—	—	845,931
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	127,333,290	13	823,167	—	—	823,180
Other noncash compensation	—	—	—	—	5,086	—	—	5,086
Cancelation of common shares upon reorganization, net	—	—	(445,353)	—	—	—	—	—
Balance at December 31, 2021	—	$—	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss		—	—	—	—	(258,043)	—	(258,043)
Other comprehensive loss	—	—	—	—	—	—	(8,724)	(8,724)
Issuance of common stock upon exercise of stock options	—	—	2,532,788	—	1,530	—	—	1,530
Issuance of common stock in private placement	—	—	11,044,232	1	43,905	—	—	43,906
Issuance of common stock upon vesting of restricted stock units	—	—	4,864,507	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(13,041)	—	(85)	—	—	(85)
Vesting of early exercised stock options	—	—	—	—	326	—	—	326
Stock-based compensation	—	—	—	—	69,072	—	—	69,072
Balance at December 31, 2022	—	$—	622,602,815	$61	$1,908,179	$(734,653)	$(8,846)	$1,164,741
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(258,043)	$(180,324)	$(114,164)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	23,995	15,943	7,404
Non-cash interest expense and amortization of debt costs	—	2,893	—
Stock-based compensation expense	69,072	26,932	7,185
Other non-cash compensation expense	—	5,046	—
Gain from change in the fair value of warrants and earnout shares	(98,002)	(49,853)	—
Loss from transaction costs related to merger	—	9,087	—
Write-off of in-process research and development project	—	5,030	—
Income from equity method investment	(19,463)	(29,405)	(12,703)
Net accretion and amortization of investments in marketable debt securities	(5,237)	4,335	1,179
Deferred income taxes	—	(10,544)	—
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(1,823)	(11,807)	(3,101)
Other non-current assets	20,016	10,480	(82)
Accounts payable and accrued and other liabilities	10,884	6,438	8,382
Non-current liabilities	22,676	—	—
Net cash used in operating activities	(235,925)	(195,749)	(105,900)
Cash flows from investing activities
Purchase of marketable securities	(1,358,953)	(401,626)	(620,781)
Proceeds from sales and maturities of marketable securities	788,761	422,084	251,335
Purchases of property and equipment	(54,890)	(32,340)	(23,713)
Acquisitions, net of cash	(5,707)	(6,854)	—
Net cash used in investing activities	(630,789)	(18,736)	(393,159)
Cash flows from financing activities
Proceeds from merger	—	1,067,922	—
Payments for offering costs	—	(50,391)	—
Proceeds from issuance of convertible notes and convertible preferred stock, net	—	74,972	69,860
Proceeds from issuance of common stock and warrants	60,060	—	—
Proceeds from the exercise of stock options	1,437	1,456	369
Repayments of tenant improvement loan and obligations under finance and capital leases	(1,041)	(1,179)	(1,009)
Net cash provided by financing activities	60,456	1,092,780	69,220
Net change in cash, cash equivalents and restricted cash	(806,258)	878,295	(429,839)
Cash, cash equivalents and restricted cash, at the beginning of the year	956,325	78,030	507,869
Cash, cash equivalents and restricted cash, at the end of the year	$150,067	$956,325	$78,030
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$146,101	$955,563	$77,337
Restricted cash	3,966	762	693
Cash, cash equivalents and restricted cash in consolidated balance sheets	$150,067	$956,325	$78,030
Non-cash investing and financing activities
Unpaid property and equipment purchases	$3,553	$654	$1,806
Property and equipment purchased through finance and capital leases	$694	$926	$—
Right-of-use assets acquired through operating leases	$29,202	$—	$—
Uber Elevate acquisition in exchange for Series C redeemable convertible preferred stock	$—	$77,154	$—
Conversion of Uber note payable to Series C preferred stock	$—	$77,399	$—
Conversion of preferred stock	$—	$846,622	$—
Net non-cash assets acquired in merger	$—	$1,159	$—
Deconsolidation of net liabilities of fully owned subsidiary due to loss of control	$—	$—	$1,713
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
Significant Risks and Uncertainties
Management expects losses and negative cash flows to continue for the foreseeable future, primarily as a result of continued research and development efforts. The Company historically funded its research and development efforts through equity and debt issuances. In 2020, the Company received $70.5 million in gross proceeds from additional issuances of Legacy Joby Series C Preferred Stock. In January 2021, the Company received $75.0 million in gross proceeds from the issuance of a convertible promissory note. In August 2021, the Company raised approximately $1.0 billion in net proceeds from the Reverse Recapitalization (Note 3). In October 2022, the Company received $60.0 million from the issuance of stock and warrant (Note 11). Failure to raise additional funding or generate sufficient positive cash flows from operations in the longer term could have a material adverse effect on the Company’s ability to achieve its intended business objectives.
The Company operates in a dynamic high-technology industry. The Company is subject to a number of risks, including the possibility of the Urban Air Mobility (“UAM”)market not achieving its expected potential; the Company’s ability to secure adequate infrastructure; the possibility that its aircraft may not meet the required safety and performance standards; the Company’s ability to obtain relevant regulatory approvals for the manufacture of its aircraft and the commercialization of its service; the ability of the U.S. government to modify or terminate existing contracts; and the Company’s ability to raise future capital when needed.
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

Although many of the governmental restrictions have since been lifted or scaled back, recent and future surges of COVID-19 may result in restrictions being re-implemented in response to efforts to reduce the spread of COVID-19
The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the status of health and safety actions taken to contain its spread and any additional preventative and protective actions that governments, or the Company, may take, any resurgence of COVID-19 that may occur and how quickly and to what extent economic and operating conditions normalize within the markets in which the Company operates. The COVID-19 pandemic could disrupt the operations of the Company’s third-party manufacturers, suppliers and certification agencies. The Company cannot predict how long the pandemic and measures intended to contain the spread of COVID-19 will continue and what effect COVID-19 and the associated containment measures will have on our suppliers and vendors. The Company is working closely with its manufacturing partners and suppliers to help ensure the Company is able to continue its research and development activities necessary to complete the development of its eVTOL aircraft and commence delivery of its services. The impact of COVID on certification agencies is also unknown and may affect the timeline to certify the Company’s aircraft.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.
Foreign Currency
The Company determined that the local currency is the functional currency for its foreign operations. Assets and liabilities of each foreign subsidiary are translated to United States dollars using the current exchange rate at the balance sheet date. Income and expenses are translated using the average exchange rate during the period. Cumulative translation adjustments related to the Company’s foreign subsidiaries are presented within the accumulated other comprehensive loss line on the consolidated balance sheets. Net gains and losses resulting from foreign currency transactions are included in interest and other income, net in the accompanying consolidated statements of operations.
Common Stock Warrants Liabilities
The Company evaluates terms of its common stock warrants to conclude if warrants meet the criteria to be classified within stockholders’ equity. The agreements governing the common stock warrants may include provisions which could result in a different settlement value of the warrants depending on various inputs, for example depending on the registration status of the underlying shares, holder of warrants, or other events. If these inputs are not an input into the pricing of a fixed-for-fixed equity-linked instrument, and are not within the scope of allowed exceptions described in indexation accounting guidance, the common stock warrants are not considered to be indexed to the Company’s own stock. In such cases, the Company records these warrants as liabilities on the consolidated balance sheets at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date.
Earnout Shares Liability
In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP (“Sponsor Agreement”), Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified Release Events, as further described in Note 11. In accordance with ASC 815-40, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations.
The estimated fair value of the Earnout Shares Liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 11) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.
Determination of the fair value of the Earnout Shares Liability involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts..
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, expenses, and disclosure of contingent assets and liabilities. The most significant estimates are related to the valuation of common stock, stock-based awards, preferred stock, preferred stock warrants, earnout shares, common stock warrants, intangible and certain tangible assets acquired and the valuation of and provisions for income taxes and contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under related circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, other receivables, accounts payable, accrued liabilities, short-term and long-term debt, redeemable convertible preferred stock, common stock warrants, redeemable convertible preferred stock warrants, common stock warrants and earnout shares liability. The carrying amounts of cash and cash equivalents, short-term investments, other receivables, accounts payable, and accrued and other current liabilities approximate their fair values due to the short time to the expected receipt or payment. The carrying amount of the Company’s short-term debt approximates its fair value as the effective interest rate approximates market rates currently available to the Company. Common stock warrants which are initially recorded in equity at the value allocated to them are not subject to remeasurement in subsequent periods. At initial recognition, the Company recorded the common stock warrants liabilities and earnout shares liability on the balance sheet at their fair value. The common stock warrants liabilities and earnout shares liability are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income, net in the consolidated statements of operations.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and restricted cash, short-term investments and other receivables. At December 31, 2022 and 2021, cash and cash equivalents consisted of cash deposited with domestic and foreign financial institutions that are of high-credit quality. The Company is exposed to credit risk in the event of default by the domestic financial institutions to the extent that cash and cash equivalent deposits are in excess of amounts insured by the Federal Deposit Insurance Corporation. Foreign cash balances are not insured. The Company has not experienced any losses on its deposits since inception. Short-term investments consist of government and corporate debt securities and corporate asset backed securities that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.
The Company’s other receivables are due from United States government agency under the Company’s government grant contracts. At December 31, 2022 and 2021, these two agencies accounted for 44% and 6% of the Company’s other receivables, respectively. At December 31, 2021, 79% of other receivables was owed to the Company by Uber related to cash withheld by Uber for vesting of shares to employees acquired in Uber Elevate acquisition (see Note 5). The Company provides for uncollectible amounts on an expected credit loss basis by recording an allowance for doubtful receivables based on historical information, current conditions, and reasonable and supportable forecasts.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less, from the date of purchase, to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2022, restricted cash primarily related to (i) approximately $2.2 million of cash temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller, in connection with the acquisition of aerospace software engineering company in May 2022 (Note 5), (ii) a collateral on a letter of credit associated with key equipment purchases of approximately $1.0 million, and (iii) a security deposit for a lease obligation of approximately $0.8 million. At December 31, 2021, restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million.
Marketable Debt Securities
The Company classifies marketable debt securities as available-for-sale at the time of purchase and reevaluates such classification at each balance sheet date. The Company may sell these securities at any time for use in current operations even if they have not yet reached maturity. As a result, the Company classifies its marketable debt securities, including those with maturities beyond twelve months, as current assets in the consolidated balance sheets. These marketable debt securities are carried at fair value and unrealized gains and losses are recorded in the accumulated other comprehensive income (loss), which is reflected as a component of stockholders’ equity (deficit). Realized gains and losses are reported in other income, net in the consolidated statements of operations.
Prior to January 1, 2022, these marketable debt securities were assessed as to whether those with unrealized loss positions are other than temporarily impaired. The Company considered impairments to be other than temporary if they were related to deterioration in credit risk or if it is likely the securities will be sold before the recovery of their cost basis. Realized gains and losses from the sale of marketable debt securities and declines in value deemed to be other than temporary were determined based on the specific identification method.
On January 1, 2022, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, as amended, on a modified retrospective basis. At each reporting period, the Company evaluates its marketable debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or are more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statements of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying security issuers, credit ratings actions, as well as other factors.
If Company concludes that credit loss exists, to determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
The Company did not record any allowance for credit losses during the year ended December 31, 2022.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore, it accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% and 43.4% as of December 31, 2022 and December 31, 2021, respectively.
In August 2020, the Company deconsolidated SummerBio and recognized the resulting gain on deconsolidation of $6.9 million, which is included in other income on the consolidated statement of operations for the year ended December 31, 2020.
In June 2022, SummerBio notified the Company of its decision to wind down testing operations and close the business, which SummerBio substantially executed by the end of December 2022. As a result, the Company recorded an impairment loss on the Company’s investment of $6.4 million which is included within the income from equity method investment line on the consolidated statement of operations and on the consolidated statement of cash flow.
The Company recognized income of $19.5 million (net of impairment loss), $29.4 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, within income from equity method investment on the consolidated statement of operations for its investment in SummerBio.
Property and Equipment, net
Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, generally two years to thirty years. Leasehold improvements and equipment finances under capital leases are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.
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
Intangible Assets
Intangible assets include identifiable intangible assets, primarily software technologies resulting from acquisitions (Note 5). Acquired intangible assets are initially recorded at fair value. The fair value of software technologies is estimated on the basis of replacement cost and the fair value of contractual agreement asset is based primarily on the discounted cash flow model. Software technologies are amortized on a straight-line basis over their estimated useful lives, generally three years to five years. The Company’s estimates of useful lives of intangible assets are based on cash flow forecasts which incorporate various assumptions, including forecasted remaining useful life until technological obsolescence of software.
Contractual Agreement
The Company’s contractual agreement asset (Note 5) is classified as other non-current assets on the consolidated balance sheet. The Company will amortize the contractual agreement asset in proportion to the estimated incremental cash flows earned under the agreement over an estimated period of three years. The Company expects to begin generating incremental cash flows under the contractual agreement asset in 2025.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of the asset may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets in 2022 and 2021.
Leases
Effective January 1, 2022, the Company adopted ASU No. 2016-02, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC Topic 840, Leases (“ASC 840”).
Under ASC 840, leases are evaluated and recorded as capital leases if one of the following is true at inception: (a) the present value of minimum lease payments meets or exceeds 90% of the fair value of the asset, (b) the lease term is greater than or equal to 75% of the economic life of the asset, (c) the lease arrangement contains a bargain purchase option, or (d) title to the property transfers to the Company at the end of the lease. The Company records an asset and liability for capital leases at present value of the minimum lease payments based on the incremental borrowing rate. Assets are depreciated over the useful life in accordance with the Company’s depreciation policy while rental payments and interest on the liability are accounted for using the effective interest method.
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
Upon adoption of ASC 842, as described below under Recently Adopted Accounting Pronouncements, the Company determined if an arrangement is a lease, or contains a lease, at inception. Leases with a term greater than 12 months are recognized on the balance sheet as Right-of-Use (“ROU”) assets and current and long-term operating lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically includes in its assessment of a lease arrangement an initial lease term and Company’s options to renew the lease when there is reasonable certainty that the Company will renew. The Company monitors its plan to renew its leases no less than on a quarterly basis. In addition, the Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.
In accordance with ASC 842, the ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”), which is the estimated rate the Company would be required to pay for fully collateralized borrowing over the period similar to lease terms, to determine the present value of future minimum lease payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, the Company does not combine lease and non-lease components. Variable lease payments are expenses as incurred.
Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Government Grants
The Company receives payments from government entities primarily for research and development deliverables as part of ongoing development of the Company’s technology and future services offering. Under the Company’s accounting policy for government grants received as a payment for research and development services, grants are recognized on a systematic basis over the periods in which these services are provided and are presented as a reduction of research and development expenses in the consolidated statement of operations. A grant that is compensation for expenses or losses already incurred, or for which there are no future related costs, is recognized in the consolidated statement of operations in the period in which it becomes receivable, typically, as a reduction of research and development expenses.
Research and Development
The Company expenses research and development costs as incurred. Research and development expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation, costs of consulting, equipment and materials, depreciation and amortization and allocations of overhead, including rent, information technology costs and utilities. Research and development expenses are partially offset by payments the Company received in the form of government grants, including those received under the U.S. Air Force’s transformative vertical lift program (“Agility Prime”).
Selling, General and Administrative
Selling, general and administrative expenses primarily consist of personnel expenses, including salaries, benefits, and stock-based compensation, related to executive management, finance, legal and human resource functions. Other costs include business development, contractor and professional services fees, audit and compliance expenses, insurance costs and general corporate expenses, including allocated depreciation, rent, information technology costs and utilities.
Advertising Expense
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2022, 2021 and 2020 were $0.1 million, $0.2 million and $0.1 million, respectively, included in selling, general and administrative expenses in the consolidated statements of operations.
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
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility that the Company uses to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, the Company determines whether an adjustment to the observable market price is required. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation, and accounts for forfeitures as they occur. The Company selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options and employee stock purchase plan awards . The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the award’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.
Fair Value of Common Stock
Prior to the Merger on August 10, 2021, the fair value of the Company’s common stock was determined by the board of directors with assistance from management and, in part, on input from an independent third-party valuation firm. The board of directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.
Redeemable Convertible Preferred Stock
Prior to the Merger on August 10, 2021, the redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in the event of certain events considered not solely within the Company’s control, such as a merger, acquisition, and sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the redeemable convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then-outstanding shares. The Company had not adjusted the carrying values of the redeemable convertible preferred stock to the redemption amount of such shares because it was uncertain whether or when a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock. All redeemable convertible preferred stock converted to common stock as a result of the Merger (Note 3).
Emerging Growth Company
As of December 31, 2022, the Company no longer qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. As a result, the Company is required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2022, and is not be able to take advantage of the exemptions from reporting available to emerging growth companies absent other exemptions or relief available from the SEC.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02 and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect a modified retrospective transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoptions rather than in the earliest period presented. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02.
These ASU (collectively the new leasing standard) supersede the previous leases standard and requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. New leasing standard provides a lessee with an option to not record ROU assets or liabilities for leases with a term of 12 month or less. The new leasing standard is effective for the Company for fiscal year 2022 and for interim periods within fiscal year beginning after fiscal year 2022.
The Company adopted new leasing standard effective January 1, 2022, using the modified retrospective approach to recognize a cumulative-effect adjustment as of the adoption date. Results for reporting periods beginning after January 1, 2022 are presented under new leasing standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under previous lease standard. The Company elected the package of practical expedients permitted under the transition guidance within new lease standard, which allowed the Company to carry forward the historical lease classification, retain any initial direct costs for leases that existed prior to the adoption of the standard and not reassess whether any contracts entered into prior to the adoption are leases. The Company also elected to account for lease and non-lease components in the Company’s lease agreements as a single lease component in determining lease assets and liabilities. In addition, the Company elected not to recognize the ROU assets and liabilities for leases with lease terms of 12 months or less.
Upon the adoption of new leasing standard, the Company recognized an ROU asset of $26.7 million, lease liabilities of $28.7 million and derecognized deferred rent of $1.3 million as of January 1, 2022. There were no material impact to the consolidated statements of operations and comprehensive loss, consolidated statements of changes in redeemable convertible preferred stock and stockholder’s equity (deficit) or consolidated statements of cash flows. The additional disclosures required by the new leasing standard have been included in Note 8, Leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The standard also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASC 326 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The Company adopted the standard and related amendments effective January 1, 2022 on a modified retrospective basis. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation and modified the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 with early adoption permitted. The Company adopted the standard in the fourth quarter of 2022 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 - a consensus of the FASB Emerging Issues Task Force, which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The Company adopted this pronouncement in the first quarter of 2022 and the impact of the provisions of this standard on the Company’s consolidated financial statements was immaterial.
In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, Debt-Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (ASC 815-40). which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance in ASU

2020-06 is effective for public business entities for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company adopted the ASU 2020-06 in the fourth quarter of 2022. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they (1) have received government assistance and (2) use a grant or contribution accounting model by analogy to other accounting guidance. The amendments in ASU 2021-10 require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company adopted the ASU 2021-10 in the fourth quarter of 2022. The adoption did not have a material impact on the Company’s consolidated financial statements as majority of Company’s government grants are not accounted under grant or contribution accounting model.
New Accounting Pronouncements Not Yet Adopted
There are no recent accounting pronouncements applicable to the Company pending adoption that the Company expects will have a material impact on our consolidated financial condition, results of operations, or cash flows.
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
Upon the consummation of the Merger, the Company gave effect to the issuance of 127,333,290 shares of Common Stock for the previously issued RTP common stock and PIPE Shares that were outstanding at the Closing Date. The Company raised $1,067.9 million of proceeds including the contribution of $232.9 million of cash held in RTP's trust account from its initial public offering, net of redemptions of RTP public stockholders of $424.2 million and reimbursements for RTP’s expenses of $33.3 million, and $835.0 million of cash in connection with the PIPE Financing. The Company incurred $50.4 million of transaction costs, consisting of banking, legal, and other professional fees, of which $41.3 million was related to common stock issued during the Merger and was recorded as a reduction to additional paid-in capital. The remaining $9.1 million was related to Earnout Shares and was expensed immediately upon consummation of the Merger as transaction expenses related to the Merger in the consolidated statements of operations.

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
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1, Level 2 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 11) are classified as Level 1 because they are directly observable in the market. The Company classifies the Private Warrants (as defined in Note 11) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company’s Public Warrants. The Company classifies Delta Warrant and Earnout Shares Liability (as defined in Note 11) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant and Earnout Shares Liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in other income, net, in the consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$108,119	$—	$—	$108,119
Cash equivalents	108,119	—	—	108,119
Term deposits	—	40,709	—	40,709
Asset backed securities	—	54,707	—	54,707
Government debt securities	—	362,851	—	362,851
Corporate debt securities	—	452,425	—	452,425
Available-for-sale investments	—	910,692	—	910,692
Total fair value of assets	$108,119	$910,692	$—	$1,018,811
Liabilities measured at fair value
Common stock warrant liabilities (Public)	$8,318	$—	$—	$8,318
Common stock warrant liabilities (Private)	—	5,561	—	5,561
Common stock warrant liabilities (Delta)	—	—	14,903	14,903
Warrant liability	8,318	5,561	14,903	28,783
Earnout Shares Liability	—	—	44,055	44,055
Total fair value of liabilities	$8,318	$5,561	$58,958	$72,838

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$929,842	$—	$—	$929,842
Cash equivalents	929,842	—	—	929,842
Term deposits	—	40,069	—	40,069
Asset backed securities	—	69,496	—	69,496
Government debt securities	—	47,308	—	47,308
Corporate debt securities	—	186,376	—	186,376
Available-for-sale investments	—	343,249	—	343,249
Total fair value of assets	$929,842	$343,249	$—	$1,273,091
Liabilities measured at fair value
Common stock warrant liabilities (Public)	$26,910	$—	$—	$26,910
Common stock warrant liabilities (Private)	—	17,992	—	17,992
Warrant liability	26,910	17,992	—	44,902
Earnout Shares Liability	—	—	109,844	109,844
Total fair value of liabilities	$26,910	$17,992	$109,844	$154,746

The following is a summary of the Company’s available-for-sale securities (in thousands):

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$40,709	$—	$—	$—	$40,709
Asset backed securities	55,016	—	(309)	—	54,707
Government debt securities	367,324	—	(4,473)	—	362,851
Corporate debt securities	455,854	—	(3,429)	—	452,425
Total	$918,903	$—	$(8,211)	$—	$910,692

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Term deposits	$40,069	$—	$—	$40,069
Asset backed securities	69,579	—	(83)	69,496
Government debt securities	47,355	—	(47)	47,308
Corporate debt securities	186,471	—	(95)	186,376
Total	$343,474	$—	$(225)	$343,249
The weighted-average remaining maturity of the Company’s substantial investment portfolio was less than one year as of the periods presented. No individual security incurred continuous significant unrealized losses for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the years ended December 31, 2022 and 2021.
In the years ended December 31, 2022 and 2021, the Company did not have any Level 3 financial assets measured at fair value on a recurring basis.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of other income within the consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common stock warrant liabilities (Delta)
Fair value as of January 1, 2022	$109,844	$—
Initial fair value of Warrant Liability (Delta)	—	16,093
Change in fair value	(65,789)	(1,190)
Fair value as of December 31 2022	$44,055	$14,903
The fair value of the Earnout Shares Liability and Delta Warrant (Note 11) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
Note 5. Acquisitions
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

The following table summarizes the allocation of total consideration transferred to Uber between Uber Elevate and the contractual agreement asset (in thousands, except share and per share data):

Series C redeemable convertible preferred stock (8,924,009 shares at $8.70 per share fair value)	$77,619
Less: premium on Uber CPN	(465)
Total consideration	77,154
Consideration allocated to contractual agreements asset and related deferred tax liability	(42,938)
Consideration allocated to Uber Elevate	$34,216
Uber Elevate
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
Under the terms of the Share Purchase Agreement, certain employees of Uber Elevate who continued their employment with the Company following the acquisition of Uber Elevate were allowed to retain their unvested Uber restricted stock unit awards. The total fair value of these awards was $5.0 million and was recognized by the Company over the period between the acquisition date and awards vesting date, December 16, 2021. $5.0 million was recognized as other non-cash compensation during the year ended December 31, 2021. $4.6 million and $0.4 million are included in research and development expenses and selling, general and administrative expenses, respectively.
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
Uber CPN
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
Uber Agreement
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
Because the Uber Agreement was not a part of the Uber Elevate business combination, the Company used the relative fair value method to allocate the total consideration transferred to Uber between the purchase consideration for acquiring Uber Elevate business and the contractual agreement asset. The Company will amortize the contractual agreement asset in proportion to the estimated incremental cash flows earned under the Uber Agreement over an estimated period of three years. The Company expects to begin generating incremental cash flows under the contractual agreement asset in 2025.
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
On May 17, 2022, the Company completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller. This retained amount is payable to the seller, net of indemnification claims, at the one-year anniversary of the acquisition. As of December 31, 2022, this retained amount of $2.2 million is presented as restricted cash on the Company’s consolidated balance sheet, with a related corresponding amount in accrued and other liabilities, reflecting obligations to the seller.
In relation to the acquisition, the Company issued 790,529 RSUs with an aggregate acquisition date value of approximately $4.5 million. The Company also paid $0.5 million to the employees of the acquired company, and settled accounts payable to the acquired company of $0.2 million. The RSUs vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date.
The purchase consideration of $7.2 million was, preliminarily, allocated to $3.3 million of goodwill, primarily resulting from the combined workforce and expected increased regulatory efficiencies, $2.5 million of total intangible assets comprising of $2.4 million of acquired customer relationships intangible asset and $0.1 million of acquired developed technology intangible asset, $1.5 million of acquired current assets, primarily consisting of cash and accounts receivable, $0.3 million of acquired fixed assets, and $0.4 million of acquired current liabilities. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company’s fair value assessments are finalized. In September 2022, the Company made certain measurement period adjustments, which included a working capital adjustment with the seller in accordance with the agreement terms, resulting in an increase to the purchase consideration of $0.1 million which was paid during the three months ended December 31, 2022.
On November 30, 2022, the Company completed the purchase of certain real property, improvements and other assets (“Property”) from Frederick Electronics Corporation, a Maryland corporation and Plantronics, Inc., a Delaware corporation (“Sellers”) for a cash purchase price of $25.5 million. The Property consists of approximately 162,000 square feet across five buildings located at 333 Encinal Street, Santa Cruz, California and will be used as the Company’s corporate headquarters. The acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired was represented by a group of similar assets. The purchase consideration was allocated to $6.3 million of land, $17.7 million of buildings and site improvements and $1.5 million of equipment, fixtures and furniture.
Note 6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Equipment	$63,656	$45,501
Buildings	21,384	—
Leasehold improvements	14,319	9,364
Computer software	10,920	8,410
Molds and tooling	10,298	8,052
Land	6,270	$—
Vehicles and aircraft	1,582	1,198
Furniture and fixtures	682	319
Construction in-progress	6,094	6,394
Gross property and equipment	135,205	79,238
Accumulated depreciation and amortization	(43,102)	(26,083)
Property and equipment, net	$92,103	$53,155
On November 30, 2022, the Company purchased certain real property, improvements and other assets for $25.5 million (Note 5).
Depreciation and amortization expense of property and equipment for the years ended December 31, 2022 and 2021 was $18.4 million and $12.1 million, respectively. Vehicles and aircraft includes utility automobiles used at the Company's various facilities and purchased aircraft to support the Company's air operations and training.

Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	December 31,
	2022	2021
Automation Platform Software	$7,200	$7,200
Multimodal Software Technology	4,900	4,900
System Simulation Software Technology	4,600	4,600
Other Intangibles	5,328	1,655
Gross intangible assets	22,028	18,355
Accumulated amortization	(9,447)	(3,843)
Intangible assets, net	$12,581	$14,512
Amortization expense related to intangible assets for the years ended December 31, 2022 and 2021 was $5.6 million and $3.8 million, respectively. As of December 31, 2022 the weighted-average amortization period of intangible assets was 2.32 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of December 31, 2022 (in thousands):

Fiscal Year	December 31, 2022
2023	$6,033
2024	4,382
2025	2,166
$12,581
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid equipment	$4,525	$2,923
Prepaid software	5,522	4,494
Prepaid taxes	1,273	1,332
Prepaid insurance	7,702	8,031
Other	1,138	636
Total	$20,160	$17,416
Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	December 31,
	2022	2021
Contractual agreements asset	$59,611	$59,611
Long-term prepaid insurance	3,770	10,511
Other non-current assets	819	199
Total	$64,200	$70,321

Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Vendor related accruals	$7,508	$4,220
Payroll accruals	5,992	4,026
Acquisition-related obligation accrual	2,167	—
Other accruals and current liabilities	3,116	1,965
Total	$18,783	$10,211
Note 7. Debt
Tenant Improvement Loan
Under the terms of one of the Company’s operating lease agreements (Note 8), the landlord provided the Company with a loan of $1.6 million to be used in financing leasehold improvements. The loan was drawn by the Company in six separate installments, of which two installments were drawn in December 2018, for a total of $0.5 million, and the remaining installments were drawn during the year ended December 31, 2019 for a total of $1.1 million. Each loan installment is repayable in equal monthly payments over a period of six years, commencing in February 2019 and ending in October 2025. In the event of early lease termination by the Company, the loan is repayable within 30 days of the termination. Outstanding balances accrue interest at a rate of 8% per annum. The average effective interest rate for the loan is 8.1%. Maturities on the tenant improvement loan were as follows (in thousands):

December 31, 2022
2023	$287
2024	310
2025	85
Total payable amount	682
Less: current portion of tenant improvement loan	(287)
Noncurrent portion of tenant improvement loan, net	$395
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
Note 8. Leases
The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2050. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. In fiscal year 2022, The Company adopted ASC 842, recognizing operating lease right-of-use asset and liabilities on the consolidated balance sheet and continuing accreting rent expense on a straight-line basis over the term of the operating leases. Rent expense for 2022, 2021 and 2020 was $5.9 million, $5.7 million and $4.7 million, respectively.
As a result of adopting ASC 842 in 2022, the Company recorded lease right-of-use, (ROU) asset of $26.7 million and lease liabilities of $28.7 million as of January 1, 2022, primarily related to ground and building leases based on the present value of future lease payments which were discounted at the Company’s estimated IBR. The IBR and the remaining lease terms of our facilities as of December 31, 2022 ranged from 2.3% to 9.2% and 3 months to 28 years , respectively. There was no impact to retained earnings upon the adoption of ASC 842.
The Company purchased equipment with total gross book value of $4.9 million under capital lease agreements, of which $0.7 million and $0.9 million was purchased during 2022 and 2021, respectively. Interest rates for the finance leases have ranged from 4.0% to 15.0% per annum. Accumulated depreciation for equipment acquired under the finance leases was $1.6 million and $1.1 million as of December 31, 2022 and 2021, respectively.
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

December 31, 2022
Operating leases
Assets
Operating lease right-of-use assets	$25,149
Liabilities
Operating lease liabilities, current	$3,710
Operating lease liabilities, non-current	23,613
Total operating lease liabilities	$27,323

Finance leases
Assets
Financing lease right-of-use assets	$4,903
Accumulated amortization	(1,638)
Financing lease right-of-use assets, net	$3,265
Liabilities
Finance lease liabilities, current	$522
Finance lease liabilities, non-current	821
Total finance lease liabilities	$1,343

December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	7.7 years
Finance leases	3.0 years

Weighted-average discount rate
Operating leases	5.6%
Finance leases	6.9%

Maturities of lease liabilities as of December 31, 2022 were as follows:

	December 31, 2022
	Operating Leases	Finance Leases
2023	$5,028	$542
2024	4,840	473
2025	4,774	173
2026	4,714	155
2027	4,675	50
2028 and thereafter	10,759	—
Total undiscounted lease payments	$34,790	$1,393
Less: imputed interest	(7,467)	(50)
Total lease liabilities	$27,323	$1,343
Lease Costs
The table below presents certain information related to the lease costs for the year ended December 31, 2022:

Year Ended December 31,
2022
Operating lease cost	$5,640

Finance Leases
Amortization of right-of-use assets	537
Interest on lease liabilities	66

Other Lease Costs
Short-term lease cost	1,402
Variable lease cost(1)	1,235
Total lease cost	$8,880
(1) Consist primarily of common-area maintenance, taxes and utilities

The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows:

Year Ended December 31,
2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,427)
Operating cash flows from finance leases	$(66)
Finance cash flows from finance leases	$(777)

Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$29,202
Finance lease liabilities	$694

Prior to the adoption of ASC 842, future minimum payments for noncancellable operating and finance leases as of December 31, 2021 under ASC 840 were as follows:

	December 31, 2021
	Operating Leases	Finance Leases
2022	$5,543	$771
2023	4,315	248
2024	3,517	183
2025	718	110
2026	654	98
2027 and thereafter	3,136	33
Total minimum future lease payments, operating leases	$17,883	$1,443
Less current portion		(771)
Noncurrent portion		$672
Note 9. Commitments and Contingencies
Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the consolidated financial statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2022, and 2021, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of December 31, 2022 and 2021.
Note 10. Redeemable Convertible Preferred Stock
Upon the completion of the Merger, all outstanding Legacy Joby redeemable convertible preferred stock converted into shares of common stock. As of December 31, 2022 and 2021, there were no holders of the Company’s preferred stock.

Note 11. Stock Warrants and Earnout Shares
Private and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the year month ended December 31, 2022, no Common Stock Warrants were exercised.
The Private Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. The Private Warrant liability was remeasured to fair value as of December 31, 2022 and 2021, resulting in a gain of $12.4 million and $3.9 million, respectively, which is included within the gain from change in the fair value of warrants and earnout shares in the consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. The public warrant liability was remeasured to fair value based upon the market price as of December 31, 2022 and 2021, resulting in a gain of $18.6 million and $5.9 million, respectively, classified within the gain from change in the fair value of warrants and earnout shares in the consolidated statements of operations.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company's common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After 10 years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of December 31, 2022.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. No Earnout Shares vested as of December 31, 2022. During the years ended December 31, 2022 and 2021, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $65.8 million and $40.1 million, respectively, included within the gain from change in fair value of warrants and earnout shares in the consolidated statement of operations.
Assumptions used in the valuation of Earnout Shares are as follows:

	December 31,		August 10,
	2022	2021	2021
Expected volatility	73.70%	72.10%	62.20%
Risk-free interest rate	3.92%	1.51%	1.36%
Dividend rate	0.00%	0.00%	0.00%
Expected term (in years)	8.61	9.61	10.00

Delta Warrant
In connection with the umbrella agreement that the Company entered with Delta Air Lines, Inc. (“Delta”) on October 7, 2022, the Company sold and issued to Delta, in private placement, 11,044,232 shares of the Company’s Common Stock, at the per-share purchase price of $5.4327, for an aggregate cash consideration of $60.0 million. In addition, the Company issued a warrant for Delta to purchase up to 12,833,333 shares of the Company's common stock in two tranches, subject to certain milestone achievement conditions (“Delta Warrant”).
The first and the second tranches of the warrant permit Delta to purchase up to 7,000,000 and 5,833,333 shares of Common Stock at exercise prices of $10 and $12, respectively, starting from the date the applicable milestones are satisfied and ending on the ten year anniversary of the warrant issuance date. The number of shares and exercise price for both tranches is subject to value cap adjustment if the 30 day volume weighted average price per share of the Company’s stock exceeds 150% of each respective tranche’s exercise price, but disregarding any price increases occurring within 10 business days after a public announcement of the achievement of an applicable milestone, if any.
The Company concluded that no assets or liabilities were transferred by either party beyond the Company’s issuance of common stock and warrants in exchange for the total cash consideration from Delta, that the umbrella agreement does not constitute a funded research and development agreement in the scope of ASC 730 “Research and Development” or a collaborative agreement in the scope of ASC 808 “Collaborative Agreements”, and that the Delta Warrant is a freestanding financial instrument not indexed to the Company’s own stock. Accordingly, the Company recognized the issuance of Common Stock as equity in addition paid-in capital on consolidated balance sheets and the Delta Warrant as liability on the consolidated balance sheets at fair value.
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. The Delta Warrant’s liability was remeasured to fair value as of December 31, 2022, resulting in a gain of $1.2 million, which is included within the gain from change in the fair value of warrants and earnout shares in the consolidated statements of operations
Assumptions used in the valuation of Delta Warrants are as follows:

	December 31,	October 7,
	2022	2022
Expected volatility	75.10%	72.20%
Risk-free interest rate	3.89%	3.89%
Dividend rate	0.00%	0.00%
Expected term (in years)	9.80	10.00
Note 12. Stockholders' Equity
The Company’s Common Stock and Public Warrants trade on the NYSE under the symbol “JOBY” and “JOBY WS”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 1,400,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock.
The Company has retroactively adjusted the shares issued and outstanding prior to August 10, 2021 to give effect to the Exchange Ratio.
Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of December 31, 2022 and 2021, there were no preferred stock issued and outstanding.
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The holders of common stock are not entitled to cumulative voting rights with respect to the election of directors, and as a consequence, minority stockholders are not able to elect directors on the basis of their votes alone. As of December 31, 2022 and 2021, no dividends have been declared to date.

The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2022	2021
Stock options outstanding under 2016 Stock Plan	17,093,447	21,252,552
Unvested RSU's under 2016 Stock Plan	6,635,600	10,032,871
Unvested RSU's under 2021 Stock Plan	21,901,527	—
Remaining shares available for future issuance under the 2021 plan	69,365,590	67,264,890
Common stock warrants	28,783,333	28,783,333
Total common stock reserved	143,779,497	127,333,646
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
Note 13. Stock-based Compensation
Equity Compensation Plans
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
Outstanding options generally vest over six years, contain a one year cliff, are exercisable immediately and, upon early exercise, are subject to repurchase by the Company at the original exercise price. If an ISO is granted to an optionee who, at the time of grant, owns more than 10% of the voting power of all classes of capital stock, the term of the ISO is five years. Options issued under the 2016 Plan must be priced at no less than the fair value of the shares on the date of the grant provided, however, that the exercise price of an option granted to a 10% stockholder is not less than 110% of the fair value of the shares on the date of grant. The Board of Directors determines the exercisability provisions of a stock option agreement at its sole discretion.
The fair value of the RSU’s granted under the 2016 Plan is determined by the Company’s Board of Directors on the date of grant. Generally, RSUs have six years vesting period and contractual terms of ten years.
On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. Upon the effectiveness of the Company's 2021 Plan, the Company ceased to grant awards under the 2016 Plan. However, all outstanding awards under the 2016 Plan continue to be governed by their existing terms under the 2016 Plan. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On December 31, 2022, the number of shares available for issuance under 2021 Plan was 69,365,590. On January 1, 2023, the number of shares available for issuance under 2021 plan increased by 24,904,113 shares.
Stock Options Activity
A summary of stock option activity for the year ended December 31, 2022 is as follows:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2021	21,252,552	$0.66	7.95	$141,137
Additional shares authorized
Options canceled and forfeited	(1,369,505)	$0.68
Repurchases	—
Options granted	—
Options exercised	(2,789,600)	$0.57
Balances—December 31, 2022	17,093,447	$0.68	6.97	$45,689
Vested and expected to vest	17,093,447	$0.68	6.97	$45,689
Shares exercisable (vested and unvested)	7,457,584	$0.53	6.65	$21,030
The weighted-average grant date fair value of options granted in the years ended December 31, 2022, 2021 and 2020 was nil, $9.16 and $4.14, respectively. The total intrinsic value of options exercised was $12.0 million, $20.1 million and $3.1 million respectively, during the years ended December 31, 2022, 2021 and 2020.
The assumptions in the Black-Scholes option-pricing models used to determine the fair value of stock options granted during the years ended 2020 were as follows:

Year Ended December 31,
2020
Expected volatility	49.9% - 73.5%
Expected dividend yield	—%
Expected term (in years)	5.0 - 6.6
Risk-free interest rate	1.3% - 1.4%
Expected volatility - As the Company was not publicly traded in 2020, the expected volatility for the Company’s stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected term of the awards.
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

RSU Activity
The following table summarizes the activity related to our RSUs for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2021	10,032,871	$8.60	$73,240
Granted	25,050,952	$5.00
Vested	(4,850,245)	$7.42
Forfeited	(1,696,451)	$6.76
Balances—December 31, 2022	28,537,127	$5.75	$95,599
The total fair value of RSUs vested for the years ended December 31, 2022, 2021 and 2020 was $36.0 million, $0.2 million and nil, respectively.
On December 16, 2021, the Company’s Board of Directors approved a performance-based bonus program under which RSUs were awarded in connection with the achievement of specified goals to be achieved in 2022 (“2022 Bonus Plan”). The RSU awards were granted when the achievement of each goal was approved by the Company’s Board of Directors or Compensation Committee, and the RSUs vested on January 1, 2023 provided the employee or consultant continued to be a service provider on that date. The target bonus opportunity was equal to 30% of the employee’s base salary as of the applicable grant date unless otherwise established by the Company’s Compensation Committee, with stretch bonus goals that were one-third higher than the target amounts.
The Company recorded stock-based compensation expense of $18.0 million for the year ended December 31, 2022, in relation to 2022 Bonus Plan. The Company considered the probability of achieving of each of the performance goals at the end of each reporting period and recognized expense over the requisite period when achievement of the goal was determined to be probable, and adjusted the expense if the probability of achieving the goal later changed. In accordance with ASC 718 Compensation - Stock Compensation, awards under 2022 Bonus Plan were classified as a liability until such time that the respective milestones were met, at which point the liability was reclassified to equity. If it was determined that the milestone could not be met, the liability was reversed.
Employee Stock Purchase Plan
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On December 31, 2022, the number of shares available for issuance under 2021 ESPP was 9,674,430. On January 1, 2023, the number of shares available for issuance under 2021 ESPP increased by 3,113,014 shares. The 2021 ESPP’s first offering and purchase periods began in November 2022 with the first purchase period ending in May 2023. Accordingly, as of December 31, 2022, no shares have been issued under the 2021 ESPP. The stock-based compensation expense recognized for the 2021 ESPP was $0.4 million for the year ended December 31, 2022.
The assumptions in the Black-Scholes option-pricing models used to determine the fair value of 2021 ESPP awards granted during the year ended December 31, 2022, were as follows:

Year Ended December 31,
2022
Expected volatility	69.1% - 83.9%
Expected dividend yield	—%
Expected term (in years)	0.5 - 1.0
Risk-free interest rate	4.5% - 4.6%

Expected volatility - We estimate the expected volatility of our common stock on the date of grant based on the historical stock price volatility of our own common shares within the same length of period as the expected term.
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
Stock-based compensation expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development expenses	$49,713	$19,426	$6,130
Selling, general and administrative expenses	19,357	7,506	1,055
Total stock-based compensation expense	$69,070	$26,932	$7,185
As of December 31, 2022, total unrecognized compensation cost related to stock awards was $185.8 million to be recognized over a weighted average remaining requisite service period of approximately 4.0 years.
Shares subject to repurchase
The Company also allows certain option holders to exercise unvested options and holders of stock purchase rights to purchase shares of unvested common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares typically lapse over six years as the shares become vested. As of December 31, 2022 and 2021, 3,923,509 and 6,918,483 shares, respectively, were subject to repurchase at a weighted average price of $0.10 per share and $0.10 per share, respectively, and $0.4 million and $0.7 million, respectively, was recorded as a stock repurchase liability in early exercised stock option liabilities on the consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of December 31, 2022, the number of such shares that were subject to repurchase was 2,007,595.
Note 14. Income Taxes
The components of loss before taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(249,550)	$(184,183)	$(114,010)
International	(8,401)	(6,678)	(123)
Loss before income taxes	$(257,951)	$(190,861)	$(114,133)

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	7	1	24
Foreign	85	6	7
Total current provision	92	7	31
Deferred
Federal	—	(7,917)	—
State	—	(2,627)	—
Total deferred benefit	—	(10,544)	—
Total provision (benefit)	$92	$(10,537)	$31
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
	%	%	%
Tax at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(9.1)%	(7.3)%	(6.7)%
Permanent differences	(6.3)%	(0.1)%	0.2%
Change in valuation allowance	41.8%	27.9%	32.5%
Tax credits	(5.4)%	(5.0)%	(5.0)%
Effective income tax rate	0.0%	(5.5)%	0.0%
Significant components of the Company’s net deferred tax assets as of December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$161,239	$124,591	$72,785
Research and development credits	36,886	22,995	13,499
Accruals and reserves	148	518	493
Property and equipment	4,260	1,362	811
Stock-based compensation	14,416	4,651	649
Goodwill	4,920	3,819	—
Intangibles	900	355	—
Lease Liability	600	—	—
Capitalized R&D	42,676	—	—
Total deferred tax assets	266,045	158,291	88,237
Valuation allowance	(249,382)	(141,618)	(88,237)
Net deferred tax assets	16,663	16,673	—
Deferred tax liabilities
Contractual agreement	(16,663)	(16,673)	—
Total deferred tax liabilities	(16,663)	(16,673)	—
Net deferred tax assets	$—	$—	$—

In connection with the acquisition of Uber Elevate on January 11, 2021, a deferred tax liability was established for the book versus tax basis difference associated with the contractual agreement asset (Note 5). This deferred tax liability created an additional source of income to realize the Company's deferred tax assets. As the Company continues to maintain a full valuation allowance against its net deferred tax assets, this additional source of income resulted in a corresponding release of the Company’s previously recorded valuation allowance against its net deferred tax assets. Consistent with the applicable guidance, this release of the valuation allowance was recorded in the consolidated statements of operations as an income tax benefit.
The following shows the changes in the gross amount of unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits, beginning of the year	$8,518	$4,995	$2,872
Increases related to prior year tax positions	219	3,523	—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	5,834	—	2,123
Unrecognized tax benefits, end of year	$14,571	$8,518	$4,995
The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Due to the full valuation allowance at December 31, 2022, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past operating results are not necessarily indicative of future profitability. Management does not believe it is more likely than not that the deferred income tax assets will be realized; accordingly, a full valuation allowance has been established on net deferred income tax assets. The valuation allowance increased by $107.8 million during the year ended December 31, 2022, and by $53.4 million during the year ended December 31, 2021.
As of December 31, 2022, the Company had federal net operating loss carryforwards (“NOLs”) of $516.2 million, of which approximately $15.8 million will begin to expire in 2036 and the remainder do not expire. As of December 31, 2021, the Company had federal NOLs of $448.9 million of which approximately $15.8 million will expire between 2036 and 2037 and the remainder do not expire. As of December 31, 2022 and 2021, the Company had state NOLs of $745.0 million and $435.0 million, respectively, that will begin to expire in 2032. In addition, the Company had foreign NOLs of $9.9 million and $0.1 million as of December 31, 2022 and 2021, respectively.
At December 31, 2022, the Company had federal research and development credits of $28.4 million and California research and development credits of $26.1 million. The federal credits will expire beginning 2032, while California credits have no expiration. At December 31, 2021, the Company had federal research and development credits of $17.7 million and California research and development credits of $16.3 million. The federal credits will expire beginning 2036, while California credits have no expiration.
The federal and state net operating loss and credit carryforwards may be subject to significant limitations under Sections 382 and 383 of the Internal Revenue Code (Code) and similar provisions of state law. These Code sections limit the federal net operating loss and credit carryforwards that may be used in any year in the event of an “ownership change”. A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three years period. The Company may have previously experienced, and may in the future experience, one or more Section 382 “ownership changes”. If so, the Company may lose some or all of the tax benefits of its NOLs and tax credits. The extent of such limitations for prior years, if any, has not been determined.
The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. As a result of the Company’s net operating loss and credit carryforwards all of its years are subject to federal and state examination.

Note 15. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. These services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.7 million, $1.3 million and $1.5 million during the years ended December 31, 2022, 2021 and 2020, respectively. The Company owed these vendors nil and $0.1 million as of December 31, 2022 and 2021, respectively.
Subsequent to deconsolidation of SummerBio in 2020 (Note 2), the Company entered into certain transactions with SummerBio including purchases of COVID-19 testing services for its employees for the total amount of $1.3 million, $1.6 million and $0.1 million during the years ended December 31, 2022, 2021 and 2020, respectively, as well as providing its personnel to SummerBio to assist in SummerBio’s research and development efforts and thus generating income of $0.2 million during the year ended December 31, 2020, which was included as a reduction of the Company’s research and development expenses. Total amount due to SummerBio at December 31, 2022 and 2021 was nil and $0.1 million, respectively.
Note 16. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for 2022 and 2021, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(258,043)	$(180,324)	$(114,164)
Denominator:
Weighted-average shares outstanding	585,544,043	294,851,732	103,946,993
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.61)	$(1.10)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	332,764,215
Common stock warrants	28,783,333	28,783,333	758,515
Unvested restricted stock awards	2,007,595	3,029,781	547,101
Unvested restricted stock units	28,537,127	10,032,870	—
Unvested early exercised common stock options	3,923,509	6,454,354	9,393,779
Options to purchase common stock	17,093,447	20,807,198	24,576,859
Earnout Shares	17,130,000	17,130,000	—
Total	97,475,011	86,237,536	368,040,469
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
Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2022 due to the material weakness in our internal control over financial reporting described below.
However, after giving full consideration to the material weakness described below, and the additional analyses and other procedures we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Management, under the supervision of our principal executive officer and principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022 due to the material weakness described below.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which appears herein.

Progress Addressing Previously Reported Material Weakness
In connection with the audit of our consolidated financial statements for the years ended December 31, 2019 and 2020, we identified a material weakness in our internal control over financial reporting. The material weakness related to the lack of sufficient full-time accounting personnel with deep technical accounting knowledge to execute, review and approve all aspects of the financial statement close and reporting process.
During the year ended December 31, 2022, our management, with the oversight of the Audit Committee of our Board of Directors, designed and implemented measures to remediate the control deficiencies contributing to the material weakness and completed testing of the operating effectiveness of internal controls. These remediation efforts, which continued initiatives that began during the year ended December 31, 2021, included the following:
•Significantly increased our accounting and financial reporting personnel, including hiring of CPAs, and technical accounting and SEC reporting resources with requisite technical accounting knowledge.
•Expanded usage of external consulting firms to provide advisory support for technical accounting guidance and valuation support to ensure proper identification, quantification, and resolution of complex and / or non-routine accounting issues.
•Designed and implemented controls to formalize review procedures around the financial close process with appropriate segregation of duties.

While significant progress has been made to improve our internal control over financial reporting, not all aspects of our past material weakness have been sufficiently remediated. The remaining aspect of the material weakness relates to the lack of sufficient accounting resources with deep technical accounting knowledge to identify and resolve complex accounting issues in a timely manner. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.

Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, other than as described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Executive Officers, Non-Employee Directors and Corporate Governance matters, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

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

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among the Registrant, RTP Merger Sub Inc. and Joby Aero, Inc.	S-4	2.1	7/6/2021
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	S-4	3.3	7/6/2021
4.1	Warrant Agreement, dated as of September 16, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	9/21/2020
4.1(a)	Form of Amendment to the Warrant agreement, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	S-4	4.5	7/6/2021
4.2	Specimen Warrant Certificate.	8-K	4.1	9/21/2020
4.3	Description of the Registrant's Securities				X
10.1	Sponsor Agreement, dated as of February 23, 2021, by and among the Registrant, Reinvent Sponsor LLC and Joby Aero, Inc.	S-4	10.2	7/6/2021
10.2	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto.	S-4	10.3	7/6/2021
10.3†	Amended and Restated Registration Rights Agreement, by and among Joby Aviation, Inc. and the other parties thereto.	S-4	10.4	7/6/2021
10.4	Form of Majority Company Equityholders Lock-Up Agreement.	S-4	10.5	7/6/2021
10.5	Form of Indemnification Agreement.	S-1	10.11	8/17/2021
10.6+	Joby Aviation, Inc. 2021 Incentive Award Plan.	S-1	10.12	8/17/2021
10.7+	Form of Stock Option Agreement (included in Exhibit 10.8).	S-1	10.13	8/17/2021
10.8+	Form of Restricted Stock Unit Award Agreement.	S-8	99.3	12/17/2021
10.9+	Joby Aviation, Inc. 2021 Employee Stock Purchase Plan.	S-1	10.15	8/17/2021
10.10#	Collaboration Agreement, dated as of January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	S-4	10.23	7/6/2021
10.11#	Amendment No. 1 dated September 1, 2022, to the Collaboration Agreement, dated January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	10-Q	10.2	11/4/2022
10.12#	Amended and Restated Collaboration Agreement, dated as of August 30, 2019, by and between Joby Aero, Inc. and Toyota Motor Corporation.	S-4	10.24	7/6/2021
10.13#	Memorandum of Understanding, dated as of February 20, 2021, by and between Joby Aero, Inc. and Toyota Motor Corporation.	S-4	10.25	7/6/2021
10.14#	Modification to Other Transaction for Prototype Agreement, dated as of July 14, 2020, by and between Joby Aero, Inc. and The United States Air Force.	S-4	10.26	7/6/2021
10.15#	Other Transaction for Prototype Agreement between the United States Air Force and Joby Aero, Inc. dated March 3, 2022	10-Q	10.1	5/13/2022
10.16#	Other Transaction for Prototype Agreement between the United States Air Force and Joby Aero, Inc. dated July 28, 2022	10-Q	10.1	11/4/2022
10.17+	Non-employee Director Compensation Program	10-K	10.16	3/28/2022

10.18+	Offer letter, dated December 21, 2020, by and between Joby Aero, Inc. and Eric Allison	10-K	10.17	3/28/2022
10.19+	Offer letter, dated February 1, 2021, by and between Joby Aero, Inc. and Matt Field	10-K	10.18	3/28/2022
10.20+	Letter Agreement, dated July 6, 2022, by and between Joby Aero, Inc. and Matt Field	10-Q	10.2	8/12/2022
10.21#	Umbrella Agreement, dated October 7, 2022, among Delta Air Lines, Inc., Joby Aero, Inc., and Joby Aviation, Inc.	8-K	10.1	10/11/2022
10.22	Subscription Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.2	10/11/2022
10.23	Warrant Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.3	10/11/2022
10.24	Registration Rights Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.4	10/11/2022
10.25	Purchase and Sale Agreement, dated November 4, 2022, by and between Frederick Electronics Corporation, Plantronics, Inc., and Joby Aero, Inc.	8-K	10.1	11/9/2022
21.1	Significant Subsidiaries of Joby Aviation, Inc.				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney (included on the signature page to the Report)				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Cruz, State of California, on February 28, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on February 28, 2023.

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