Form 10-Q
period 2023-03-31
Joby Aviation, Inc.
filed 2023-05-05
CIK 1819848

•

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________
Commission File Number: 001-39524
_____________________________________________
Joby Aviation, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________

Delaware	98-1548118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Encinal Street, Santa Cruz, CA	95060
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (831) 201-6700
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	JOBY	New York Stock Exchange
Warrants to purchase common stock	JOBY WS	New York Stock Exchange
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

The registrant had 630,978,702 shares of common stock outstanding as of May 3, 2023.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$49,795	$146,101
Short-term investments	927,980	910,692
Total cash, cash equivalents and short-term investments	977,775	1,056,793
Restricted cash	2,235	3,204
Other receivables	10,912	4,021
Prepaid expenses and other current assets	22,218	20,160
Total current assets	1,013,140	1,084,178
Property and equipment, net	93,032	92,103
Operating lease right-of-use assets	24,023	25,149
Restricted cash	762	762
Intangible assets	11,085	12,581
Goodwill	14,011	14,011
Other non-current assets	62,674	64,200
Total assets	$1,218,727	$1,292,984
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,927	$7,710
Operating lease liabilities, current portion	3,546	3,710
Accrued and other current liabilities	22,844	18,783
Total current liabilities	30,317	30,203
Operating lease liabilities, net of current portion	22,684	23,613
Warrant liability	37,814	28,783
Earnout shares liability	57,094	44,055
Other non-current liabilities	1,323	1,589
Total liabilities	149,232	128,243
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized; 629,522,605 and 622,602,815 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	61	61
Additional paid-in capital	1,923,054	1,908,179
Accumulated deficit	(848,046)	(734,653)
Accumulated other comprehensive loss	(5,574)	(8,846)
Total stockholders’ equity	1,069,495	1,164,741
Total liabilities and stockholders’ equity	$1,218,727	$1,292,984
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development (including related party purchases of $128 and $644 for the three months ended March 31, 2023 and 2022, respectively.)	$75,518	$72,071
Selling, general and administrative (including related party purchases of $24 and $161 for the three months ended March 31, 2023 and 2022, respectively.)	24,198	22,272
Total operating expenses	99,716	94,343
Loss from operations	(99,716)	(94,343)
Interest and other income, net	8,400	757
Income from equity method investment	—	14,458
Gain (Loss) from change in fair value of warrants and earnout shares	(22,043)	16,814
Total other income (loss), net	(13,643)	32,029
Loss before income taxes	(113,359)	(62,314)
Income tax expense	34	5
Net loss	$(113,393)	$(62,319)
Net loss per share, basic and diluted	$(0.19)	$(0.11)
Weighted-average common stock outstanding, basic and diluted	605,184,671	579,090,606
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(113,393)	$(62,319)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	3,245	(2,596)
Foreign currency translation gain	27	38
Total other comprehensive gain (loss)	3,272	(2,558)
Comprehensive loss	$(110,121)	$(64,877)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	622,602,815	$61	$1,908,179	$(734,653)	$(8,846)	$1,164,741
Net loss	—	—	—	(113,393)	—	(113,393)
Stock-based compensation	—	—	14,157	—	—	14,157
Issuance of common stock upon exercise of stock options	945,803	—	614	—	—	614
Issuance of common stock upon release of restricted stock units	5,836,813	—	—	—	—	—
Vesting of early exercised stock options and common stock issued in private placement	—	—	104	—	—	104
Issuance of common stock in private placement	137,174	—	—	—	—	—
Other comprehensive loss	—	—	—	—	3,272	3,272
Balance at March 31, 2023	629,522,605	$61	$1,923,054	$(848,046)	$(5,574)	$1,069,495
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss	—	—	—	(62,319)	—	(62,319)
Stock-based compensation	—	—	12,088	—	—	12,088
Issuance of common stock upon exercise of stock options	823,524	—	428	—	—	428
Issuance of common stock upon release of restricted stock units	851,557	—	—	—	—	—
Vesting of early exercised stock options	—	—	121	—	—	121
Shares withheld related to net share settlement	(13,041)		(85)	—	—	(85)
Other comprehensive loss	—	—	—	—	(2,558)	(2,558)
Balance at March 31, 2022	605,836,369	$60	$1,805,983	$(538,929)	$(2,680)	$1,264,434
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(113,393)	$(62,319)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	7,067	5,212
Stock-based compensation expense	17,258	19,429
Loss (Gain) from change in the fair value of warrants and earnout shares	22,070	(16,814)
Income from equity method investment	—	(14,458)
Net accretion and amortization of investments in marketable debt securities	(3,670)	774
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(8,517)	418
Other non-current assets	2,629	9,332
Accounts payable and accrued and other liabilities	(1,083)	(3,000)
Non-current liabilities	(929)	—
Net cash used in operating activities	(78,568)	(61,426)
Cash flows from investing activities
Purchase of marketable securities	(126,445)	(571,890)
Proceeds from sales and maturities of marketable securities	116,072	108,056
Purchases of property and equipment	(8,756)	(10,833)
Acquisition, net of cash	—	(1,465)
Net cash used in investing activities	(19,129)	(476,132)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	50	—
Proceeds from the exercise of stock options	612	342
Repayments of tenant improvement loan and obligations under finance and capital lease	(240)	(262)
Net cash provided by financing activities	422	80
Net change in cash, cash equivalents and restricted cash	(97,275)	(537,478)
Cash, cash equivalents and restricted cash, at the beginning of the period	150,067	956,325
Cash, cash equivalents and restricted cash, at the end of the period	$52,792	$418,847
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$49,795	$417,116
Restricted cash	2,997	1,731
Cash, cash equivalents and restricted cash	$52,792	$418,847
Non-cash investing and financing activities
Unpaid property and equipment purchases	$1,357	$426
Property and equipment purchased through capital leases	$—	$252
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
The Merger, together with the other transactions described in the Merger Agreement and the PIPE Financing, are referred to herein as the (“Reverse Recapitalization”). The number of Legacy Joby common shares and redeemable convertible preferred shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement. Please refer to Note 3, “Reverse Recapitalization,” in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Condensed Consolidated Financial Statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented.
The Condensed Consolidated Financial Statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no changes to the Company’s significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2022, that have had a material impact on the Condensed Consolidated Financial Statements and related notes.
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Condensed Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. In the opinion of management, these unaudited Condensed Consolidated Financial Statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less, from the date of purchase, to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At March 31, 2023 and December 31, 2022, restricted cash primarily related to (i) approximately $2.2 million of cash temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller, in connection with the acquisition of an aerospace software engineering company in May 2022 (Note 4) and (ii) a security deposit for a lease obligation of approximately $0.8 million. Additionally, at December 31, 2022, restricted cash included collateral on a letter of credit associated with key equipment purchases of approximately $1.0 million which was settled during the three months ended March 31, 2023.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore, it accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% as of March 31, 2023 and December 31, 2022. In June 2022, SummerBio notified the Company of its decision to wind down testing operations and close the business, which SummerBio substantially completed by the end of December 2022.
The Company recognized income of nil and $14.5 million for the three months ended March 31, 2023 and 2022, respectively, within income from equity method investment on the condensed consolidated statement of operations for its investment in SummerBio.
New Accounting Pronouncements Not Yet Adopted
There are no recent accounting pronouncements applicable to the Company pending adoption that the Company expects will have a material impact on our condensed consolidated financial condition, results of operations, or cash flows.
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

The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1, Level 2 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 7) are classified as Level 1 because they are directly observable in the market. The Company classifies the Private Placement Warrants (as defined in Note 7) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company’s Public Warrants. The Company classifies Delta Warrant and Earnout Shares Liability (as defined in Note 7) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant and Earnout Shares Liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in total other income (loss), net in the condensed consolidated statements of operations.
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$16,016	$—	$—	$16,016
Cash equivalents	$16,016	$—	$—	$16,016
Term deposits	$—	$40,925	$—	$40,925
Asset backed securities	—	54,250	—	54,250
Government debt securities	—	444,229	—	444,229
Corporate debt securities	—	388,576	—	388,576
Available-for-sale investments	—	927,980	—	927,980
Total fair value of assets	$16,016	$927,980	$—	$943,996

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$11,213	$—	$—	$11,213
Common stock warrant liabilities (Private Placement)	—	7,497	—	7,497
Common stock warrant liabilities (Delta)	—	—	19,104	19,104
Warrant liabilities	11,213	7,497	19,104	37,814
Earnout Shares Liability	—	—	57,094	57,094
Total fair value of liabilities	$11,213	$7,497	$76,198	$94,908

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$108,119	$—	$—	$108,119
Cash equivalents	$108,119	$—	$—	$108,119
Term deposits	$—	$40,709	$—	$40,709
Asset backed securities	—	54,707	—	54,707
Government debt securities	—	362,851	—	362,851
Corporate debt securities	—	452,425	—	452,425
Available-for-sale investments	—	910,692	—	910,692
Total fair value of assets	$108,119	$910,692	$—	$1,018,811

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$8,318	$—	$—	$8,318
Common stock warrant liabilities (Private Placement)	—	5,561	—	5,561
Common stock warrant liabilities (Delta)	—	—	14,903	14,903
Warrant liabilities	8,318	5,561	14,903	28,783
Earnout Shares Liability	—	—	44,055	44,055
Total fair value of liabilities	$8,318	$5,561	$58,958	$72,838
The following is a summary of the Company’s available-for-sale securities (in thousands):

	March 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$40,925	$—	$—	$—	$40,925
Asset backed securities	54,505	—	(255)	—	54,250
Government debt securities	446,660	196	(2,627)	—	444,229
Corporate debt securities	390,857	19	(2,300)	—	388,576
Total	$932,947	$215	$(5,182)	$—	$927,980

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$40,709	$—	$—	$—	$40,709
Asset backed securities	55,016	—	(309)	—	54,707
Government debt securities	367,324	—	(4,473)	—	362,851
Corporate debt securities	455,854	—	(3,429)	—	452,425
Total	$918,903	$—	$(8,211)	$—	$910,692
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2023 and 2022.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common Stock Warrant Liabilities Delta
Fair value as of January 1, 2023	$44,055	$14,903
Change in fair value	13,039	4,201
Fair value as of March 31, 2023	$57,094	$19,104
The fair value of the Earnout Shares Liability and Common stock warrant liabilities (Delta) (see Note 7) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
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
On May 17, 2022, the Company completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller. This retained amount is payable to the seller, net of indemnification claims, at the one-year anniversary of the acquisition. As of March 31, 2023, this retained amount of $2.2 million is presented as restricted cash on the Company’s condensed consolidated balance sheet, with a related corresponding amount in accrued and other liabilities, reflecting obligations to the seller.
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

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$67,485	$63,656
Buildings	21,384	21,384
Leasehold improvements	15,100	14,319
Computer software	11,598	10,920
Molds and tooling	10,793	10,298
Land	6,270	6,270
Vehicles and aircraft	1,597	1,582
Furniture and fixtures	690	682
Construction in-progress	6,465	6,094
Gross property and equipment	141,382	135,205
Accumulated depreciation and amortization	(48,350)	(43,102)
Property and equipment, net	$93,032	$92,103
Depreciation and amortization expense of property and equipment for the three months ended March 31, 2023 and 2022 was $5.5 million and $4.1 million, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Automation platform software	$7,200	$7,200
Multimodal software technology	4,900	4,900
System simulation software technology	4,600	4,600
Other intangibles	5,328	5,328
Gross intangible assets	22,028	22,028
Accumulated amortization	(10,943)	(9,447)
Intangible assets, net	$11,085	$12,581
Amortization expense related to intangible assets for the three months ended March 31, 2023 and 2022 was $1.5 million and $1.1 million, respectively. As of March 31, 2023 the weighted-average amortization period of intangible assets was 2.1 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of March 31, 2023 (in thousands):

Fiscal Year	Amount
2023 (remainder)	$4,537
2024	4,382
2025	2,166
$11,085

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid equipment	$4,883	$4,525
Prepaid software	5,180	5,522
Prepaid taxes	2,048	1,273
Prepaid insurance	7,675	7,702
Other	2,432	1,138
Total	$22,218	$20,160
Other non-current assets
Other non-current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	2,360	3,770
Other non-current assets	703	819
Total	$62,674	$64,200
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Vendor related accruals	$8,462	$7,508
Payroll accruals	9,778	5,992
Acquisition-related obligation accrual	2,167	2,167
Other accruals and current liabilities	2,437	3,116
Total	$22,844	$18,783

Note 6. Commitments and Contingencies
Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of March 31, 2023, and December 31, 2022, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of March 31, 2023 and December 31, 2022.
Note 7. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three months ended March 31, 2023, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three months ended March 31, 2023 and 2022, the Private Placement Warrant liability was remeasured to fair value as of March 31, 2023 and 2022, resulting in losses of $1.9 million and $1.0 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three months ended March 31, 2023 and 2022, the public warrant liability was remeasured to fair value based upon the market price as of March 31, 2023 and 2022, resulting in losses of $2.9 million and $1.6 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
Earnout Shares Liability
In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement, Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified release events. In accordance with ASC 815 Derivatives and Hedging, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of total other income (loss), net in the condensed consolidated statements of operations.
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of March 31, 2023.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three months ended March 31, 2023 and 2022, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $13.0 million and a gain of $19.4 million, respectively, included within the gain (loss) from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations.

Assumptions used in the valuation are as follows:

	March 31, 2023	December 31, 2022
Expected volatility	70.60%	73.70%
Risk-free interest rate	3.52%	3.92%
Dividend rate	0.00%	0.00%
Expected term (years)	8.36	8.61

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
The Company concluded that no assets or liabilities were transferred by either party beyond the Company’s issuance of common stock and warrants in exchange for the total cash consideration from Delta, that the umbrella agreement does not constitute a funded research and development agreement in the scope of ASC 730 “Research and Development” or a collaborative agreement in the scope of ASC 808 “Collaborative Agreements”, and that the Delta Warrant is a freestanding financial instrument not indexed to the Company’s own stock. Accordingly, the Company recognized the issuance of Common Stock as equity in additional paid-in capital on condensed consolidated balance sheets and the Delta Warrant as liability on the condensed consolidated balance sheets at fair value.
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. The Delta Warrant’s liability was remeasured to fair value as of March 31, 2023, resulting in a loss of $4.2 million, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations
Assumptions used in the valuation of Delta Warrants are as follows:

	March 31, 2023	December 31, 2022
Expected volatility	78.40%	75.10%
Risk-free interest rate	3.49%	3.89%
Dividend rate	—%	—%
Expected term (in years)	9.5	9.8

Note 8. Stock-based Compensation
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
Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2022	28,537,127	$5.75	$95,599
Granted	1,973,570	$3.84
Vested	(5,839,302)	$4.58
Forfeited	(815,705)	$6.32
Balances—March 31, 2023	23,855,690	$5.86	$103,534
On December 16, 2021, the Company’s Board of Directors approved a performance-based bonus program under which RSUs were awarded in connection with the achievement of specified goals to be achieved in 2022 (“2022 Bonus Plan”). The RSUs awarded under 2022 Bonus Plan vested on January 1, 2023 and are included in Restricted Stock Units activity for the three months ended March 31, 2023.
On February 27, 2023, the Company’s Compensation Committee of the Board of Directors ("Compensation Committee") approved a performance-based bonus program under which RSUs will be awarded in connection with the achievement of specified goals in 2023 ("2023 Bonus Plan"). The RSU awards will be granted when the achievement of each goal is approved by the Compensation Committee in 2023, and the RSUs will vest in equal installments in each of January, February, March and April 2024 provided the employee or consultant continues to be a service provider through the relevant vesting dates. The target bonus opportunity is equal to 30% of the employee’s base salary as of the applicable grant date, with stretch bonus goals that are one-third higher than the target amounts unless otherwise established by the Compensation Committee.
The Company recorded stock-based compensation expense of $3.3 million and $7.3 million during the three months ended March 31, 2023 and 2022 in relation to 2023 Bonus Plan and 2022 Bonus Plan, respectively. The Company considers the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the requisite service period when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes. In accordance with ASC 718 Compensation - Stock Compensation, awards under 2023 Bonus Plan and 2022 Bonus Plan are classified as a liability until such time that the respective milestones are met, at which point the liability is reclassified to equity. If it is determined that the milestone cannot be met, the liability will be reversed.
Employee Stock Purchase Plan
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On January 1, 2023, the number of shares available for issuance under 2021 ESPP increased by 3,113,014 shares. The 2021 ESPP’s first offering and purchase periods began in November 2022 with the first purchase period ending in May 2023. Accordingly, as of March 31, 2023, no shares have been issued under the 2021 ESPP. The stock-based compensation expense recognized for the 2021 ESPP was $0.8 million and nil for the three months ended March 31, 2023 and 2022, respectively.

Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$13,044	$14,722
Selling, general and administrative expenses	4,214	4,707
Total stock-based compensation expense	$17,258	$19,429

Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of March 31, 2023 and December 31, 2022, 3,338,985 and 3,923,509 shares, respectively, were subject to repurchase at a weighted average price of $0.10 per share and $0.10 per share, respectively, and $0.3 million and $0.4 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of March 31, 2023 and December 31, 2022, the number of such shares that were subject to repurchase was 1,895,180 and 2,007,595, respectively.

Note 9. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.2 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.
In addition, the Company entered into certain transactions with SummerBio in the year ended December 31, 2022. These transactions included purchases of COVID-19 testing services for the Company’s employees and certain assets for a total amount of $0.6 million during the three months ended March 31, 2022.
Note 10. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three months ended March 31, 2023 and 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(113,393)	$(62,319)
Denominator:
Weighted-average shares outstanding	605,184,671	579,090,606
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.11)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

March 31, 2023
Common stock warrants	28,783,333
Unvested restricted stock units	23,855,690
Options to purchase common stock and unvested restricted stock awards	17,782,326
Unvested early exercised common stock options	3,338,985
Total	73,760,334

March 31, 2022
Common stock warrants	28,783,333
Unvested restricted stock units	18,964,922
Options to purchase common stock and unvested restricted stock awards	22,622,456
Unvested early exercised common stock options	6,266,063
Earnout Shares	17,130,000
Total	93,766,774

Note 11. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued.
On May 3, 2023, the Company entered into a common stock purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering of 43,985,681 shares of the Company's common stock, par value $0.0001 per share, at an offering price of $4.10 per share. The offering is expected to close on or about May 5, 2023. The net proceeds from the offering were approximately $180.2 million, after deducting estimated offering expenses payable by the Company. The offering was made pursuant to the Company's effective shelf registration statement on Form S-3 previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”) and a prospectus supplement and accompanying prospectus filed with the SEC.

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
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of March 31, 2023, we had an accumulated deficit of $848.0 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from the merger described below.
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

Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
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
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing aerospace companies launch competing solutions in the markets in which we intend to operate or obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022.
Government Certification
We agreed to a signed, stage 4 “G-1” certification basis for our aircraft with the FAA in 2020. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step on the way towards certifying any new aircraft in the U.S. Our aircraft was originally intended to be certified in line with the FAA’s existing Part 23 requirements for Normal Category Airplanes, with special conditions introduced to address requirements specific to our unique aircraft. In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and would, instead, require certification under the “powered lift” classification. Based on the FAA’s revised certification requirements, we re-signed an updated stage 4 "G-1" certification basis in July 2022 and it was published in the federal register in November 2022.
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
Agility Prime
In December 2020, we became, to the best of our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the U.S. Air Force, and in the first quarter of 2021, we officially began on-base operations under contract pursuant to the U.S. Air Force’s Agility Prime program. Our multi-year relationship with the Department of Defense and other U.S. government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In addition to the operational learnings and advanced research support, our contracts, which we expanded in July 2022 and again in April 2023, have a total potential value of more than $131 million through 2026. We are actively pursuing additional contracts and relationships that would further secure these on-base operations going forward. Our U.S. government contracting party may modify, curtail or terminate its contracts with us without prior notice, either at its convenience or for default based on performance, or may decline to accept performance or exercise subsequent option years. We may also be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or Department of Defense.
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
As a result of the COVID-19 pandemic, we have modified our business practices and implemented additional safety protocols for our on-site employees and contractors which we periodically update in an effort to respond to the latest public health guidance and to reduce the risk of exposure to COVID-19 or other seasonal illnesses. Although many governmental and other restrictions have been relaxed or eliminated, the emergence of additional variants may cause us to take further actions, or modify our current COVID-19 related business practices, as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. While the ultimate duration and extent of the COVID-19 pandemic cannot be accurately predicted, it has already had an adverse effect on the global economy, and the ultimate societal and economic impact of the COVID-19 pandemic, as well as the ultimate impact on our business, remains unknown.
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
We expect our research and development expenses to increase as we increase staffing to support aircraft engineering and software development, build aircraft, and continue to explore and develop next generation aircraft and technologies.
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
We expect our selling, general and administrative expenses to increase as we hire additional personnel and consultants to support our operations and comply with applicable regulations, including the Sarbanes-Oxley Act (“SOX”) and other SEC rules and regulations.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, our management determined that certain previously developed technology that was accessible to us could be repurposed and applied to providing high-volume, rapid COVID-19 diagnostic testing. through its investment in, SummerBio, LLC (“SummerBio”), a related party. The company accounts for its investment in SummerBio was,under the equity method of accounting with an ownership interest of approximately 44.5% and 43.4% as of December 31, 2022 and March 31, 2022, respectively. In June 2022, SummerBio notified us of its decision to wind down testing operations and close the business which SummerBio substantially executed by the end of December 2022.
The Company recognized income nil and $14.5 million for the three months ended March 31, 2023 and 2022, respectively.
Gain (Loss) from changes in fair value of Warrants and Earnout Shares Liabilities
Publicly-traded warrants (“Public Warrants”), private placement warrants issued to Sponsor (“Private Warrants”), warrants issued to Delta Air Lines, Inc. (“Delta Warrants”) and Earnout Shares are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period.
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
On May 17, 2022, we completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller. This retained amount is payable to the seller, net of indemnification claims, at the one-year anniversary of the acquisition. As of March 31, 2023, this retained amount of $2.2 million is presented as restricted cash on the Company’s condensed consolidated balance sheet, with a related corresponding amount in accrued and other liabilities, reflecting obligations to the seller.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
Operating expenses
Research and development	$75,518	$72,071	3,447	5%
Selling, general and administrative	24,198	22,272	1,926	9%
Total operating expenses	99,716	94,343	5,373	6%
Loss from operations	(99,716)	(94,343)	(5,373)	6%
Interest and other income, net	8,400	757	7,643	n.m.
Income from equity method investment	—	14,458	(14,458)	(100)%
Gain (Loss) from change in fair value of warrants and earnout shares	(22,043)	16,814	(38,857)	(231)%
Total other income (loss), net	(13,643)	32,029	(45,672)	(143)%
Loss before income taxes	(113,359)	(62,314)	(51,045)	82%
Income tax expenses	34	5	29	580%
Net loss	$(113,393)	$(62,319)	(51,074)	82%
n.m. marks changes that are not meaningful for further discussion
Research and Development Expenses
Research and development increased by $3.4 million, or 5%, to $75.5 million during the three months ended March 31, 2023 from $72.1 million during the three months ended March 31, 2022. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.9 million, or 9%, to $24.2 million during the three months ended March 31, 2023 from $22.3 million during the three months ended March 31, 2022. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income (loss), Net
Total other income (loss), net decreased by $45.7 million, or 143%, to $13.6 million loss, net during the three months ended March 31, 2023 from total other income (loss), net of $32.0 million income during the three months ended March 31, 2022. The decrease was primarily driven by a $38.9 million change in fair value of warrants and earnout shares and a $14.5 million decrease in income from equity method investment due to the closure of the SummerBio business in the three months ended December 31, 2022. These were partially offset by. a $7.6 million increase in interest and other income primarily due to increased interest rates.

Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of stock and convertible notes. From inception through March 31, 2023, we raised net proceeds of $1,067.9 million from the Merger and $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes and $60.0 million from issuance of shares and warrants to Delta Air Lines, Inc.. As of March 31, 2023, we had cash, cash equivalents and restricted cash of $52.8 million and short-term investment in marketable securities of $928.0 million. Restricted cash, totaling $3.0 million, reflects cash temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller, in connection with the acquisition of aerospace software engineering company in May 2022 and security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
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

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2023	2022	($)	(%)
Net cash (used in) provided by:
Operating activities	$(78,568)	$(61,426)	(17,142)	28%
Investing activities	(19,129)	(476,132)	457,003	(96)%
Financing activities	422	80	342	428%
Net decrease in cash, cash equivalents, and restricted cash	$(97,275)	$(537,478)	440,203	(82)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was $78.6 million, consisting primarily of a net loss of $113.4 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $22.1 million loss from change in the fair value of warrants and earnout shares, $17.3 million stock-based compensation expense, and $7.1 million depreciation and amortization expense partially offset by a net increase in our net working capital of $7.9 million and $3.7 million net accretion and amortization of our investments in marketable securities,
Net cash used in operating activities for the three months ended March 31, 2022 was $61.4 million, consisting primarily of a net loss of $62.3 million, adjusted for non-cash items and statement of operations impact from financing activities which included $19.4 million stock-based compensation expense, a $5.2 million depreciation and amortization expense, $0.8 million net accretion and amortization of our investments in marketable securities and a net decrease in our net working capital of $6.7 million, primarily related to distribution from equity method investment, partially offset by a $16.8 million gain from change in the fair value of warrants and earnout shares and $14.5 million increase in income from equity method investment.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 of $19.1 million was primarily due to purchases of marketable securities of $126.4 million and purchases of property and equipment of $8.8 million, partially offset by proceeds from the sales and maturities of marketable securities of $116.1 million.
Net cash used in investing activities for the three months ended March 31, 2022 of $476.1 million was primarily due to purchases of marketable securities of $571.9 million, purchases of property and equipment of $10.8 million, and acquisition of assets of $1.5 million, partially offset by proceeds from the sales and maturities of marketable securities of $108.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 of $0.4 million was primarily due to proceeds from exercise of stock options of $0.6 million, partially offset by repayment of tenant improvement loan and obligations under finance and capital lease of $0.2 million.
Net cash provided by financing activities for the three months ended of $0.1 million was primarily due to proceeds from exercise of stock options and issuance of common stock warrants issuance of $0.4 million, partially offset by repayment of tenant improvement loan and capital lease obligations of $0.3 million.

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
The accounting policies of the Company are the same as those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $980.8 million as of March 31, 2023. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were not effective because of our previously reported material weakness that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial and accounting officer, believe that the condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.
Ongoing Remediation of Material Weakness
During the year ended December 31, 2022, our management, with the oversight of the Audit Committee of our Board of Directors, continued to design and implement measures to remediate the control deficiencies contributing to the material weakness and completed testing of the operating effectiveness of internal controls.

While significant progress has been made to improve our internal control over financial reporting, not all aspects of our past material weakness have been sufficiently remediated. The remaining aspect of the material weakness, as of December 31, 2022, relates to the lack of sufficient accounting resources with deep technical accounting knowledge to identify and resolve complex accounting issues in a timely manner. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 6, 2023, we issued and sold 137,174 shares of common stock to an accredited investor at a price of $7.29 per share, for aggregate amount of $999,998. We received $100,000 in cash proceeds upon issuance of the shares. The remaining $899,998 will be paid in connection with the occurrence of certain milestones, and the shares are subject to vesting conditions that lapse proportionally as payment is received. The proceeds from the sale will be used for general corporate purposes. The issuance was conducted in a private placement that was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation D.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	S-4	3.3	7/6/2021
10.1#	2023 Performance Award Program				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Joby Aviation, Inc.

Date: May 5, 2023	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: May 5, 2023	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer