Form 10-Q
period 2023-06-30
Joby Aviation, Inc.
filed 2023-08-04
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 693,799,351 shares of Common Stock outstanding as of August 1, 2023.

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

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$382,673	$146,101
Short-term investments	812,093	910,692
Total cash, cash equivalents and short-term investments	1,194,766	1,056,793
Restricted cash	—	3,204
Other receivables	9,638	4,021
Prepaid expenses and other current assets	20,347	20,160
Total current assets	1,224,751	1,084,178
Property and equipment, net	92,959	92,103
Operating lease right-of-use assets	23,563	25,149
Restricted cash	762	762
Intangible assets	9,562	12,581
Goodwill	14,011	14,011
Other non-current assets	61,094	64,200
Total assets	$1,426,702	$1,292,984
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,056	$7,710
Operating lease liabilities, current portion	3,811	3,710
Accrued and other current liabilities	36,226	18,783
Total current liabilities	44,093	30,203
Operating lease liabilities, net of current portion	21,990	23,613
Warrant liability	113,774	28,783
Earnout shares liability	161,248	44,055
Other non-current liabilities	1,045	1,589
Total liabilities	342,150	128,243
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized; 692,560,949 and 622,602,815 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	67	61
Additional paid-in capital	2,223,049	1,908,179
Accumulated deficit	(1,134,125)	(734,653)
Accumulated other comprehensive loss	(4,439)	(8,846)
Total stockholders’ equity	1,084,552	1,164,741
Total liabilities and stockholders’ equity	$1,426,702	$1,292,984
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (including related party purchases of $786 and $583 for the three months ended June 30, 2023 and 2022, respectively, $914 and $1,227 for the six months ended June 30, 2023 and 2022, respectively.)	$88,849	$74,205	$164,367	$146,276
Selling, general and administrative (including related party purchases of $139 and $128 for the three months ended June 30, 2023 and 2022, respectively, $163 and $289 for the six months ended June 30, 2023 and 2022, respectively.)	27,120	25,177	51,318	47,449
Total operating expenses	115,969	99,382	215,685	193,725
Loss from operations	(115,969)	(99,382)	(215,685)	(193,725)
Interest and other income, net	10,683	2,554	19,083	3,311
Income from equity method investment	—	4,581	—	19,039
Gain (Loss) from change in fair value of warrants and earnout shares	(180,737)	42,698	(202,780)	59,512
Total other income (loss), net	(170,054)	49,833	(183,697)	81,862
Loss before income taxes	(286,023)	(49,549)	(399,382)	(111,863)
Income tax expense	56	25	90	30
Net loss	$(286,079)	$(49,574)	$(399,472)	$(111,893)
Net loss per share, basic and diluted	$(0.45)	$(0.09)	$(0.64)	$(0.19)
Weighted-average common stock outstanding, basic and diluted	636,679,165	581,265,924	621,018,919	580,184,274
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(286,079)	$(49,574)	$(399,472)	$(111,893)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1,403	(2,290)	4,648	(4,886)
Foreign currency translation loss	(268)	(160)	(241)	(122)
Total other comprehensive income (loss)	1,135	(2,450)	4,407	(5,008)
Comprehensive loss	$(284,944)	$(52,024)	$(395,065)	$(116,901)
The accompanying notes are an integral part of these condensed consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	622,602,815	$61	$1,908,179	$(734,653)	$(8,846)	$1,164,741
Net loss	—	—	—	(113,393)	—	(113,393)
Stock-based compensation	—	—	14,157	—	—	14,157
Issuance of common stock upon exercise of stock options	945,803	—	614	—	—	614
Issuance of common stock upon release of restricted stock units	5,836,813	—	—	—	—	—
Vesting of early exercised stock options and common stock issued in private placement	—	—	104	—	—	104
Issuance of common stock in private placement	137,174		—			—
Other comprehensive income	—	—	—	—	3,272	3,272
Balance at March 31, 2023	629,522,605	$61	$1,923,054	$(848,046)	$(5,574)	$1,069,495
Net loss	—	—	—	(286,079)	—	(286,079)
Stock-based compensation	—	—	15,232	—	—	15,232
Issuance of common stock upon exercise of stock options	914,077	—	679	—	—	679
Issuance of common stock upon release of restricted stock units	2,053,991	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	1,047,001		3,801			3,801
Issuance of common stock in private placement	59,023,275	6	280,190			280,196
Vesting of early exercised stock options and common stock issued in private placement	—	—	93	—	—	93
Other comprehensive income	—	—	—	—	1,135	1,135
Balance at June 30, 2023	692,560,949	$67	$2,223,049	$(1,134,125)	$(4,439)	$1,084,552
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss	—	—	—	(62,319)	—	(62,319)
Stock-based compensation	—	—	12,088	—	—	12,088
Issuance of common stock upon exercise of stock options	823,524	—	428	—	—	428
Issuance of common stock upon release of restricted stock units	851,557	—	—	—	—	—
Vesting of early exercised stock options	—	—	121	—	—	121
Shares withheld related to net share settlement	(13,041)		(85)			(85)
Other comprehensive loss	—	—	—	—	(2,558)	(2,558)
Balance at March 31, 2022	605,836,369	$60	$1,805,983	$(538,929)	$(2,680)	$1,264,434
Net loss	—	—	—	(49,574)	—	(49,574)
Stock-based compensation	—	—	15,869	—	—	15,869
Issuance of common stock upon exercise of stock options	559,552	—	318	—	—	318
Issuance of common stock upon release of restricted stock units	792,523	—	—	—	—	—
Vesting of early exercised stock options	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(2,450)	(2,450)
Balance at June 30, 2022	607,188,444	$60	$1,822,235	$(588,503)	$(5,130)	$1,228,662
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(399,472)	$(111,893)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	14,525	11,073
Stock-based compensation expense	42,480	38,862
Loss (Gain) from change in the fair value of warrants and earnout shares	202,780	(59,512)
Income from equity method investment	—	(19,039)
Net accretion and amortization of investments in marketable debt securities	(9,690)	86
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(5,929)	512
Other non-current assets	4,480	22,336
Accounts payable and accrued and other liabilities	2,137	3,064
Non-current liabilities	(1,623)	—
Net cash used in operating activities	(150,312)	(114,511)
Cash flows from investing activities
Purchases of marketable securities	(281,019)	(867,257)
Proceeds from sales and maturities of marketable securities	393,956	365,155
Purchases of property and equipment	(14,140)	(19,032)
Acquisitions, net of cash	—	(5,707)
Net cash provided by (used in) investing activities	98,797	(526,841)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement	280,196	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	3,801	—
Proceeds from the exercise of stock options and warrants issuance	1,346	659
Repayments of tenant improvement loan and obligations under finance lease	(460)	(577)
Net cash provided by financing activities	284,883	82
Net change in cash, cash equivalents and restricted cash	233,368	(641,270)
Cash, cash equivalents and restricted cash, at the beginning of the period	150,067	956,325
Cash, cash equivalents and restricted cash, at the end of the period	$383,435	$315,055
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$382,673	$311,089
Restricted cash	762	3,966
Cash, cash equivalents and restricted cash	$383,435	$315,055
Non-cash investing and financing activities
Unpaid property and equipment purchases	$1,171	$236
Property and equipment purchased through finance leases	$—	$252
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

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At June 30, 2023 restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million. At December 31, 2022, restricted cash primarily related to (i) approximately $2.2 million of cash temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller, in connection with the acquisition of an aerospace software engineering company in May 2022 (Note 4) which was settled during the three months ended June 30, 2023, (ii) a security deposit for a lease obligation of approximately $0.8 million and (iii) collateral on a letter of credit associated with key equipment purchases of approximately $1.0 million which was settled during the three months ended March 31, 2023.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore, it accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% as of June 30, 2023 and December 31, 2022. In June 2022, SummerBio notified the Company of its decision to wind down testing operations and close the business, which SummerBio substantially completed by the end of December 2022.
The Company recognized income of nil and $4.6 million (net of impairment loss) for the three months ended June 30, 2023 and 2022, respectively and income of nil and $19.0 million (net of impairment loss) for the six months ended June 30, 2023 and 2022, respectively, within income from equity method investment on the condensed consolidated statement of operations for its investment in SummerBio.
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

The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1, Level 2 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 7) are classified as Level 1 because they are directly observable in the market. The Company classifies the Private Placement Warrants (as defined in Note 7) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company’s Public Warrants. The Company classifies Delta Warrant and Earnout Shares Liability (as defined in Note 7) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant and Earnout Shares Liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in total other income (loss), net, in the condensed consolidated statements of operations.
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$155,962	$—	$—	$155,962
Cash equivalents	$155,962	$—	$—	$155,962
Term deposits	$—	$41,461	$—	$41,461
Asset backed securities	—	41,859	—	41,859
Government debt securities	—	355,543	—	355,543
Corporate debt securities	—	373,230	—	373,230
Available-for-sale investments	—	812,093	—	812,093
Total fair value of assets	$155,962	$812,093	$—	$968,055

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$45,713	$—	$—	$45,713
Common stock warrant liabilities (Private Placement)	—	30,563	—	30,563
Common stock warrant liabilities (Delta)	—	—	37,498	37,498
Warrant liabilities	45,713	30,563	37,498	113,774
Earnout Shares Liability	—	—	161,248	161,248
Total fair value of liabilities	$45,713	$30,563	$198,746	$275,022

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$108,119	$—	$—	$108,119
Cash equivalents	$108,119	$—	$—	$108,119
Term deposits	$—	$40,709	$—	$40,709
Asset backed securities	—	54,707	—	54,707
Government debt securities	—	362,851	—	362,851
Corporate debt securities	—	452,425	—	452,425
Available-for-sale investments	—	910,692	—	910,692
Total fair value of assets	$108,119	$910,692	$—	$1,018,811

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$8,318	$—	$—	$8,318
Common stock warrant liabilities (Private Placement)	—	5,561	—	5,561
Common stock warrant liabilities (Delta)	—	—	14,903	14,903
Warrant liabilities	8,318	5,561	14,903	28,783
Earnout Shares Liability	—	—	44,055	44,055
Total fair value of liabilities	$8,318	$5,561	$58,958	$72,838
The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$41,461	$—	$—	$—	$41,461
Asset backed securities	42,035	—	(176)	—	41,859
Government debt securities	356,937	30	(1,425)	—	355,543
Corporate debt securities	375,222	25	(2,018)	—	373,230
Total	$815,655	$55	$(3,619)	$—	$812,093

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$40,709	$—	$—	$—	$40,709
Asset backed securities	55,016	—	(309)	—	54,707
Government debt securities	367,324	—	(4,473)	—	362,851
Corporate debt securities	455,854	—	(3,429)	—	452,425
Total	$918,903	$—	$(8,211)	$—	$910,692
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2023 and 2022.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common stock warrant liabilities (Delta)
Fair value as of January 1, 2023	$44,055	$14,903
Change in fair value	117,193	22,595
Fair value as of June 30, 2023	$161,248	$37,498

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
On May 17, 2022, the Company completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller. This retained amount of $2.2 million was released and paid to the seller during the three month ended June 30, 2023.
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
The purchase consideration of $7.2 million was, preliminarily, allocated to $3.3 million of goodwill, primarily resulting from the combined workforce and expected increased regulatory efficiencies, $2.5 million of total intangible assets comprising of $2.4 million of acquired customer relationships intangible asset and $0.1 million of acquired developed technology intangible asset, $1.5 million of acquired current assets, primarily consisting of cash and accounts receivable, $0.3 million of acquired fixed assets, and $0.4 million of acquired current liabilities. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company’s fair value assessments are finalized. In September 2022, the Company made certain measurement period adjustments, which included a working capital adjustment with the seller in accordance with the agreement terms, resulting in an increase to the purchase consideration of $0.1 million which was paid during the three months ended December 31, 2022. No other adjustments were made through the end of the measurement period which ended on May 16, 2023.

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$70,783	$63,656
Buildings	21,384	21,384
Computer software	13,677	10,920
Leasehold improvements	15,600	14,319
Molds and tooling	11,305	10,298
Land	6,270	6,270
Vehicles and aircraft	1,597	1,582
Furniture and fixtures	686	682
Construction in-progress	5,619	6,094
Gross property and equipment	146,921	135,205
Accumulated depreciation and amortization	(53,962)	(43,102)
Property and equipment, net	$92,959	$92,103
Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2023 was $5.9 million and $11.5 million, respectively and $4.5 million and $8.6 million for the three and six months ended June 30, 2022, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Automation platform software	$7,200	$7,200
Multimodal software technology	4,900	4,900
System simulation software technology	4,600	4,600
Other intangibles	5,328	5,328
Gross intangible assets	22,028	22,028
Accumulated amortization	(12,466)	(9,447)
Intangible assets, net	$9,562	$12,581
Amortization expense related to intangible assets for the three and six months ended June 30, 2023 was $1.5 million and $3.1 million, respectively and $1.4 million and $2.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 the weighted-average amortization period of intangible assets was 1.9 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of June 30, 2023 (in thousands):

Fiscal Year	Amount
2023 (remainder)	$3,041
2024	4,372
2025	2,149
$9,562

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid equipment	$4,618	$4,525
Prepaid software	5,013	5,522
Prepaid taxes	518	1,273
Prepaid insurance	6,852	7,702
Other	3,346	1,138
Total	$20,347	$20,160
Other non-current assets
Other non-current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	950	3,770
Other non-current assets	533	819
Total	$61,094	$64,200
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Vendor related accruals	$10,413	$7,508
Payroll accruals	21,425	5,992
Acquisition-related obligation accrual	—	2,167
Other accruals and current liabilities	4,388	3,116
Total	$36,226	$18,783

Note 6. Commitments and Contingencies
Contingencies
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of June 30, 2023, and December 31, 2022, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of June 30, 2023 and December 31, 2022.
Note 7. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three and six months ended June 30, 2023, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three and six months ended June 30, 2023, the Private Placement Warrants liability was remeasured to fair value as of June 30, 2023, resulting in a loss of $23.1 million and $25.0 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the gain from change in the fair value of private warrants was $6.5 million and $5.5 million, respectively.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and six months ended June 30, 2023, the Public Warrants liability was remeasured to fair value based upon the market price as of June 30, 2023, resulting in a loss of $34.5 million and $37.4 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the gain from change in the fair value of public warrants was $9.7 million and $8.2 million, respectively.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of June 30, 2023.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.

During the three and six months ended June 30, 2023, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $104.2 million and $117.2 million, respectively, included within the gain (loss) from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations. During the three and six months ended June 30, 2022, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $26.4 million and $45.8 million, respectively.
Assumptions used in the valuation are as follows:

	June 30, 2023	December 31, 2022
Expected volatility	77.10%	73.70%
Risk-free interest rate	3.91%	3.92%
Dividend rate	0.00%	0.00%
Expected term (in years)	8.11	8.61
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and six months ended June 30, 2023, the Delta Warrant’s liability was remeasured to fair value as of June 30, 2023, resulting in a loss of $18.4 million and $22.6 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
Assumptions used in the valuation of Delta Warrants are as follows:

	June 30, 2023	December 31, 2022
Expected volatility	77.60%	75.10%
Risk-free interest rate	3.85%	3.89%
Dividend rate	—%	—%
Expected term (in years)	9.3	9.8

Note 8. Stockholders' Equity

On May 5, 2023, the Company issued 43,985,681 shares of common stock at a price of $4.10 per share in a registered direct offering to certain institutional investors for net proceeds of $180.2 million, after deducting offering expenses payable by the Company of $0.2 million.
On June 29, 2023, the Company issued 15,037,594 shares of common stock at a price of $6.65 per share in a private placement to SK Telecom, Co., Ltd., a corporation organized under the laws of the Republic of Korea ("SKT") for net proceeds of $99.9 million, after deducting offering expenses payable by the Company of $0.1 million. In connection with the investment, the Company entered into an agreement with SKT (the “Registration Rights Agreement”) with respect to the issued shares (the “Registrable Securities”) under which, subject to certain requirements and customary conditions, SKT may require the Company to register the Registrable Securities as described in the Registration Rights Agreement. The Registration Rights Agreement contains additional customary covenants between the Company and SKT and certain restrictions on transfer of the Registrable Securities. The registration rights will terminate at such time as Rule 144 is available for the sale of all of the Registrable Securities without limitation during a three-month period without registration and in certain events related to a change of control.
Note 9. Stock-based Compensation
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
Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2022	28,537,127	$5.75	$95,599
Granted	10,363,363	$6.44
Vested	(7,893,293)	$4.86
Forfeited	(1,390,467)	$6.25
Balances—June 30, 2023	29,616,730	$6.20	$303,868

On December 16, 2021, the Company’s Board of Directors approved a performance-based bonus program under which RSUs were awarded in connection with the achievement of specified goals to be achieved in 2022 (“2022 Bonus Plan”). The RSUs awarded under 2022 Bonus Plan vested on January 1, 2023 and are included in Restricted Stock Units activity for the six months ended June 30, 2023.
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
In June 2023, the Compensation Committee approved long-term incentive performance-based RSU awards ("LTI Awards") to certain employees of the Company. The LTI Awards vest in a single installment on June 21, 2026, provided that (i) certain performance conditions are met on or prior to that date and (ii) the employee continues to be a service provider through the vesting date.
The Company considers the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the requisite service period when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes.
The Company recorded stock-based compensation expense of $11.3 million and $14.6 million during the three and six months ended June 30, 2023, respectively, in relation to 2023 Bonus Plan and LTI awards. The Company recorded stock-based compensation expense of $7.5 million and $14.8 million during the three and six months ended June 30, 2022, respectively, in relation to the 2022 Bonus Plan.
Employee Stock Purchase Plan
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On January 1, 2023, the number of shares available for issuance under 2021 ESPP increased by 3,113,014 shares. The 2021 ESPP’s first offering and purchase periods began in November 2022 and the first purchase period ended in May 2023. As of June 30, 2023, the Company has issued 1,047,001 shares under the 2021 ESPP. The stock-based compensation expense recognized for the 2021 ESPP was $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$20,158	$13,387	$33,202	$28,110
Selling, general and administrative expenses	5,064	6,046	9,278	10,752
Total stock-based compensation expense	$25,222	$19,433	$42,480	$38,862

Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of June 30, 2023 and December 31, 2022, 2,779,501 and 3,923,509 shares, respectively, were subject to repurchase at a weighted average price of $0.10 per share and $0.10 per share, respectively, and $0.3 million and $0.4 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of June 30, 2023 and December 31, 2022, the number of such shares that were subject to repurchase was 1,785,208 and 2,007,595, respectively.
Note 10. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively and $0.2 million and $0.4 million during the three and six months ended June 30, 2022, respectively.
In addition, the Company entered into certain transactions with SummerBio in the year ended December 31, 2022. These transactions included purchases of COVID-19 testing services for the Company’s employees and certain assets for a total amount of nil during the three and six months ended June 30, 2023 and $0.5 million and $1.1 million during the three and six months ended June 30, 2022, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.8 million during the three and six months ended June 30, 2023 and nil during each of the three and six months ended June 30, 2022.
Note 11. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and six months ended June 30, 2023 and 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(286,079)	$(49,574)	$(399,472)	$(111,893)
Denominator:
Weighted-average shares outstanding	636,679,165	581,265,924	621,018,919	580,184,274
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.09)	$(0.64)	$(0.19)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

June 30, 2023
Common stock warrants	28,783,333
Unvested restricted stock units	29,616,730
Unvested early exercised common stock options	2,779,501
Options to purchase common stock and unvested restricted stock awards	16,615,520
Earnout Shares	—
Total	77,795,084

June 30, 2022
Common stock warrants	28,783,333
Unvested restricted stock units	23,480,861
Unvested early exercised common stock options	5,381,017
Options to purchase common stock and unvested restricted stock awards	21,626,741
Earnout Shares	17,130,000
Total	96,401,952
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
Overview
We have spent more than a decade designing and testing a piloted all-electric aircraft that can take off and land vertically, while cruising like a traditional airplane. The aircraft is quiet when taking off, near silent when flying overhead and is designed to transport a pilot and four passengers at speeds of up to 200 mph, with a range optimized for urban markets of 100 miles on a single charge. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With more than 1,000 successful test flights already completed, and as the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis, we believe we are well positioned to be the first eVTOL manufacturer to earn airworthiness certification from the Federal Aviation Administration (“FAA”).
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
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of June 30, 2023, we had an accumulated deficit of $1.1 billion. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from the merger described below.
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
We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service may include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground, air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety, convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist following the COVID-19 pandemic. We anticipate initial operations with our U.S. government customers to be followed by operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.
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
In 2022, we received our Part 135 operating certificate, which is required for us to operate an on-demand air service. While that currently allows us to operate the service with conventional aircraft, the FAA will need to publish operational regulations related to eVTOLs before we add our aircraft to our Part 135 operating certificate. The FAA has indicated that they do not expect the relevant operational regulations, or Special Federal Aviation Regulations (“SFARs”), for eVTOL aircraft to be finalized until late 2024. If the publication of the SFARs is further delayed, if the FAA requires further modifications to our existing G-1 certification basis, or if there are other regulatory changes or revisions, this could delay our ability to obtain type certification, and could delay our ability to launch our commercial passenger service.

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
Impact of COVID-19
The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19, as well as the emergence of variants, also created disruptions in the manufacturing, delivery and overall supply chain for manufacturers and suppliers, and led to a decrease in the need for transportation services around the world.
As a result of the COVID-19 pandemic, we modified our business practices and implemented additional safety protocols for our on-site employees and contractors which we periodically update in an effort to respond to the latest public health guidance and to reduce the risk of exposure to COVID-19 or other seasonal illnesses. Although many governmental and other restrictions have been relaxed or eliminated, the emergence of additional variants may cause us to take further actions, or modify our current COVID-19 related business practices, as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners.
Fully-Integrated Business Model
Our business model is to serve as a fully-integrated eVTOL transportation service provider. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our projections are dependent on certifying and delivering aircraft on time and at a cost that will allow us to offer our service at prices that a sufficient number of customers will be willing to pay for the time and efficiency savings they receive from utilizing our eVTOL services. Our aircraft include parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. Our fully-integrated business model also relies, in part, on developing and certifying component parts rather than sourcing already certified parts from third-party suppliers. While we believe this model will ultimately result in a more performant aircraft and better operating economics, the increased time and effort required to develop and certify these components may result in delays compared to alternative approaches. Our fully-integrated approach is also dependent on recruiting, developing and retaining the right talent at the right time to support engineering, certification, manufacturing, and go-to-market operations. As we progress through the certification process, we will have an increasing need to accelerate hiring in selected areas. If we are unable to add sufficient headcount it could impact our ability to meet our expected timelines for certification and entry into service.
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
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, our management determined that certain previously developed technology that was accessible to us could be repurposed and applied to providing high-volume, rapid COVID-19 diagnostic testing. through its investment in, SummerBio, LLC (“SummerBio”), a related party. The Company accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% as of December 31, 2022 and June 30, 2023. In June 2022, SummerBio notified us of its decision to wind down testing operations and close the business which SummerBio substantially executed by the end of December 2022.
The Company recognized income of nil and 19.0 million for the six months ended June 30, 2023 and 2022, respectively.
Gain (Loss) from changes in Fair Value of Warrants and Earnout Shares Liabilities
Publicly-traded warrants (“Public Warrants”), private placement warrants issued to Sponsor (“Private Placement Warrants”) and warrants issued to Delta Air Lines, Inc. (“Delta Warrants”) and Earnout Shares are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the condensed consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period.
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
On May 17, 2022, we completed the acquisition of an aerospace software engineering company that specializes in full-lifecycle software and firmware development and verification to aviation regulatory standards, in exchange for total cash consideration of $7.2 million. The acquisition was accounted for as a business combination as the assets acquired and liabilities assumed constituted a business in accordance with ASC 805 Business Combinations. Part of the cash consideration in an amount of $2.2 million was temporarily retained by us to satisfy our post-closing indemnification claims, if any, against the seller. This retained amount of $2.2 million was released and paid to the seller during the three month ended June 30, 2023.

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
The purchase consideration of $7.2 million was, preliminary, allocated to $3.3 million of goodwill, primarily resulting from the combined workforce and expected increased regulatory efficiencies, $2.5 million of total intangible assets comprising of $2.4 million of acquired customer relationships intangible asset and $0.1 million of acquired developed technology intangible asset, $1.5 million of acquired current assets, primarily cash and accounts receivable, $0.3 million of acquired fixed assets, and $0.4 million of acquired current liabilities. Amounts recognized as of the acquisition date are provisional and subject to change within the measurement period as the Company’s fair value assessments are finalized. In September 2022, the company made certain measurement period adjustments, which included a working capital adjustment with the seller in accordance with the agreement terms, resulting in an increase to the purchase consideration of $0.1 million which was paid during the three months ended December 31, 2022. No other adjustments were made through the end of the measurement period which ended on May 16, 2023.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended June 30,		Change
	2023	2022	($)	(%)
Operating expenses
Research and development	$88,849	$74,205	14,644	20%
Selling, general and administrative	27,120	25,177	1,943	8%
Total operating expenses	115,969	99,382	16,587	17%
Loss from operations	(115,969)	(99,382)	(16,587)	17%
Interest and other income, net	10,683	2,554	8,129	318%
Income from equity method investment	—	4,581	(4,581)	(100)%
Gain (Loss) from change in fair value of warrants and earnout shares	(180,737)	42,698	(223,434)	(523)%
Total other income, net	(170,054)	49,833	(219,887)	(441)%
Loss before income taxes	(286,023)	(49,549)	(236,474)	477%
Income tax expenses	56	25	31	123%
Net loss	$(286,079)	$(49,574)	(236,505)	477%
Research and Development Expenses
Research and development expenses increased by $14.6 million, or 20%, to $88.8 million during the three months ended June 30, 2023 from $74.2 million during the three months ended June 30, 2022. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.9 million, or 8%, to $27.1 million during the three months ended June 30, 2023 from $25.2 million during the three months ended June 30, 2022. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net decreased by $219.9 million, to a loss of $170.1 million during the three months ended June 30, 2023 from a gain of $49.8 million during the three months ended June 30, 2022. The decrease was primarily driven by a $223.4 million change in the fair value of warrants and earnout shares from a gain of $42.7 million during the three months ended June 30, 2022 to a loss of $180.7 million during the three months ended June 30, 2023. This was partially offset by a $8.1 million increase in interest and other income due to increased interest rates on invested funds.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
Operating expenses
Research and development	$164,367	$146,276	18,091	12%
Selling, general and administrative	51,318	47,449	3,869	8%
Total operating expenses	215,685	193,725	21,960	11%
Loss from operations	(215,685)	(193,725)	(21,960)	11%
Interest and other income, net	19,083	3,311	15,772	476%
Income from equity method investment	—	19,039	(19,039)	(100)%
Gain (loss) from change in fair value of warrants and earnout shares	(202,780)	59,512	(262,292)	(441)%
Total other income, net	(183,697)	81,862	(265,559)	(324)%
Loss before income taxes	(399,382)	(111,863)	(287,519)	257%
Income tax expenses	90	30	61	202%
Net loss	$(399,472)	$(111,893)	(287,579)	257%

Research and Development Expenses
Research and development expenses increased by $18.1 million, or 12%, to $164.4 million during the six months ended June 30, 2023 from $146.3 million during the six months ended June 30, 2022. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.9 million, or 8%, to $51.3 million during the six months ended June 30, 2023 from $47.4 million during the six months ended June 30, 2022. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net decreased by $265.6 million, or 324%, to a loss of $183.7 million during the six months ended June 30, 2023 from a gain of $81.9 million during the six months ended June 30, 2022. The decrease was primarily driven by a $262.3 million change in the fair value of warrants and earnout shares from a gain of $59.5 million during the six months ended June 30, 2022 to a loss of $202.8 million during the six months ended June 30, 2023 and a $19.0 million decrease in income from equity method investment in SummerBio due to the closure of the SummerBio business. These losses were partially offset by a $15.8 million increase in interest and other income due to increased interest rates on invested funds.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of stock and convertible notes. From inception through June 30, 2023, we raised net proceeds of $1,067.9 million from the Merger, $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes,

$60.0 million from issuance of shares and warrants to Delta Air Lines, Inc., $180.2 million in net proceeds from our registered direct offering to certain institutional investors and net proceeds of $99.9 million from our issuance of shares to SKT. As of June 30, 2023, we had cash, cash equivalents and restricted cash of $383.4 million and short-term investment in marketable securities of $812.1 million. Restricted cash, totaling $0.8 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
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
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2023	2022	($)	(%)
Net cash (used in) provided by:
Operating activities	$(150,312)	$(114,511)	(35,801)	31%
Investing activities	98,797	(526,841)	625,638	(119)%
Financing activities	284,883	82	284,801	n.m.
Net increase (decrease) in cash, cash equivalents, and restricted cash	$233,368	$(641,270)	874,638	(136)%
*n.m. marks changes that are not meaningful for further discussion
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was $150.3 million, consisting primarily of a net loss of $399.5 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes a $202.8 million loss from change in the fair value of warrants and earnout shares, $42.5 million stock-based compensation expense and $14.5 million depreciation and amortization expense, partially offset by a $9.7 million net accretion and amortization of our investments in marketable securities.
Net cash used in operating activities for the six months ended June 30, 2022 was 114.5 million, consisting primarily of a net loss of $111.9 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $38.9 million stock-based compensation expense, $11.1 million depreciation and amortization expense, $0.1 million net accretion and amortization of our investments in marketable securities and a net decrease in our net working capital of $25.9 million, primarily related to distributions from equity method investment, partially offset by a $59.5 million gain from change in the fair value of warrants and earnout shares and $19.0 million in income from equity method investment.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 was $98.8 million, primarily due to proceeds from sales and maturities of marketable securities of $394.0 million, partially offset by purchases of marketable securities of $281.0 million and purchases of property and equipment of $14.1 million.
Net cash used in investing activities for the six months ended June 30, 2022 was $526.8 million, primarily due to purchases of marketable securities of $867.3 million, purchases of property and equipment of$19.0 million and acquisition of businesses of $5.7 million, partially offset by proceeds from the sales and maturities of marketable securities of $365.2 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $284.9 million, primarily due to net proceeds of $180.2 million from our registered direct offering to certain institutional investors and net proceeds of $99.9 from our issuance of common shares to SKT, proceeds from the issuance of common stock under the 2021 ESPP of $3.8 million and $1.3 million proceeds from exercise of stock options and issuance of common stock warrants.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,195.5 million as of June 30, 2023. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Ongoing Remediation of Material Weakness
While significant progress has been made to improve our internal control over financial reporting, not all aspects of our past material weakness have been sufficiently remediated. The remaining aspect of the material weakness, as of December 31, 2022, relates to the lack of sufficient accounting resources with deep technical accounting knowledge to identify and resolve complex accounting issues in a timely manner. Our management, with the oversight of the Audit Committee of our Board of Directors, continue to design and implement measures to remediate the remaining aspect of the material weakness. Remediation of the material weakness will require further validation and testing of the operating effectiveness of the applicable remedial controls over a sustained period of financial reporting cycles.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
On June 15, 2023, Gregory Bowles, the Company’s Head of Government and Regulatory Affairs, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 89,878 of shares of Company common stock beginning November 23, 2023 and ending September 20, 2024. This includes up to 46,333 shares to be issued upon the vesting of RSUs granted to Mr. Bowles. The actual number of shares that will be released to Mr. Bowles and may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs and is not yet determinable.
On June 14, 2023, Kate DeHoff, the Company’s General Counsel and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 80,000 of shares of Company common stock beginning October 2, 2023 and ending September 20, 2024.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	S-4	3.3	7/6/2021
10.1	Parts Supply Agreement, between Joby Aero, Inc. and Toyota Motor Corporation., dated February 15, 2023.				X
10.2	Other Transaction for Prototype Agreement, between the United States Air Force and Joby Aero, Inc. dated as of April 4, 2023.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Joby Aviation, Inc.

Date: August 4, 2023	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: August 4, 2023	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer