Form 10-Q
period 2023-09-30
Joby Aviation, Inc.
filed 2023-11-06
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 696,319,445 shares of Common Stock outstanding as of October 31, 2023.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$480,371	$146,101
Short-term investments	632,144	910,692
Total cash, cash equivalents and short-term investments	1,112,515	1,056,793
Restricted cash	—	3,204
Other receivables	6,935	4,021
Prepaid expenses and other current assets	18,733	20,160
Total current assets	1,138,183	1,084,178
Property and equipment, net	100,415	92,103
Operating lease right-of-use assets	27,683	25,149
Restricted cash	762	762
Intangible assets	7,992	12,581
Goodwill	14,011	14,011
Other non-current assets	60,560	64,200
Total assets	$1,349,606	$1,292,984
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,787	$7,710
Operating lease liabilities, current portion	4,026	3,710
Accrued and other current liabilities	41,154	18,783
Total current liabilities	49,967	30,203
Operating lease liabilities, net of current portion	25,965	23,613
Warrant liability	64,650	28,783
Earnout shares liability	94,602	44,055
Other non-current liabilities	5,088	1,589
Total liabilities	240,272	128,243
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized; 694,692,591 and 622,602,815 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	69	61
Additional paid-in capital	2,244,617	1,908,179
Accumulated deficit	(1,132,600)	(734,653)
Accumulated other comprehensive loss	(2,752)	(8,846)
Total stockholders’ equity	1,109,334	1,164,741
Total liabilities and stockholders’ equity	$1,349,606	$1,292,984
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (including related party purchases of $421 and $243 for the three months ended September 30, 2023 and 2022, respectively, $1,335 and $1,470 for the nine months ended September 30, 2023 and 2022, respectively.)	$100,559	$73,870	$264,926	$220,146
Selling, general and administrative (including related party purchases of $69 and $46 for the three months ended September 30, 2023 and 2022, respectively, $232 and $335 for the nine months ended September 30, 2023 and 2022, respectively.)	27,608	23,251	78,926	70,700
Total operating expenses	128,167	97,121	343,852	290,846
Loss from operations	(128,167)	(97,121)	(343,852)	(290,846)
Interest and other income, net	13,611	5,360	32,694	8,671
Income from equity method investment	—	—	—	19,039
Gain (Loss) from change in fair value of warrants and earnout shares	116,109	12,560	(86,671)	72,072
Total other income (loss), net	129,720	17,920	(53,977)	99,782
Income (Loss) before income taxes	1,553	(79,201)	(397,829)	(191,064)
Income tax expense	28	5	118	35
Net income (loss)	$1,525	$(79,206)	$(397,947)	$(191,099)
Net Income (loss) per share, basic and diluted	$0.00	$(0.14)	$(0.62)	$(0.33)
Weighted-average common stock outstanding:
Basic	672,559,810	583,970,409	638,388,011	581,458,391
Diluted	691,455,162	583,970,409	638,388,011	581,458,391
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (loss)	$1,525	$(79,206)	$(397,947)	$(191,099)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	1,799	(4,427)	6,447	(9,313)
Foreign currency translation gain (loss)	(112)	29	(353)	(93)
Total other comprehensive income (loss)	1,687	(4,398)	6,094	(9,406)
Comprehensive income (loss)	$3,212	$(83,604)	$(391,853)	$(200,505)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	622,602,815	$61	$1,908,179	$(734,653)	$(8,846)	$1,164,741
Net loss	—	—	—	(113,393)	—	(113,393)
Stock-based compensation	—	—	14,157	—	—	14,157
Issuance of common stock upon exercise of stock options	945,803	—	614	—	—	614
Issuance of common stock upon release of restricted stock units	5,836,813	—	—	—	—	—
Vesting of early exercised stock options and common stock issued in private placement	—	—	104	—	—	104
Issuance of common stock in private placement	137,174	—	—	—	—	—
Other comprehensive income	—	—	—	—	3,272	3,272
Balance at March 31, 2023	629,522,605	$61	$1,923,054	$(848,046)	$(5,574)	$1,069,495
Net loss	—	—	—	(286,079)	—	(286,079)
Stock-based compensation	—	—	15,232	—	—	15,232
Issuance of common stock upon exercise of stock options	914,077	—	679	—	—	679
Issuance of common stock upon release of restricted stock units	2,053,991	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	1,047,001	—	3,801	—	—	3,801
Issuance of common stock in private placement	59,023,275	6	280,190	—	—	280,196
Vesting of early exercised stock options and common stock issued in private placement	—	—	93	—	—	93
Other comprehensive income	—	—	—	—	1,135	1,135
Balance at June 30, 2023	692,560,949	$67	$2,223,049	$(1,134,125)	$(4,439)	$1,084,552
Net Income	—	—	—	1,525	—	1,525
Stock-based compensation	—	—	21,456	—	—	21,456
Issuance of common stock upon exercise of stock options	410,690	2	276	—	—	278
Issuance of common stock upon release of restricted stock units	1,720,952	—	—	—	—	—
Offering costs for issuance of common stock in private placement	—	—	(298)	—	—	(298)
Vesting of early exercised stock options and common stock issued in private placement	—	—	134	—	—	134
Other comprehensive income	—	—	—	—	1,687	1,687
Balance at September 30, 2023	694,692,591	$69	$2,244,617	$(1,132,600)	$(2,752)	$1,109,334
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss	—	—	—	(62,319)	—	(62,319)
Stock-based compensation	—	—	12,088	—	—	12,088
Issuance of common stock upon exercise of stock options	823,524	—	428	—	—	428
Issuance of common stock upon release of restricted stock units	851,557	—	—	—	—	—
Vesting of early exercised stock options	—	—	121	—	—	121
Shares withheld related to net share settlement	(13,041)		(85)			(85)
Other comprehensive loss	—	—	—	—	(2,558)	(2,558)
Balance at March 31, 2022	605,836,369	$60	$1,805,983	$(538,929)	$(2,680)	$1,264,434
Net loss	—	—	—	(49,574)	—	(49,574)
Stock-based compensation	—	—	15,869	—	—	15,869
Issuance of common stock upon exercise of stock options	559,552	—	318	—	—	318
Issuance of common stock upon release of restricted stock units	792,523	—	—	—	—	—
Vesting of early exercised stock options	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	(2,450)	(2,450)
Balance at June 30, 2022	607,188,444	$60	$1,822,235	$(588,503)	$(5,130)	$1,228,662
Net loss	—	—	—	(79,206)	—	(79,206)
Stock-based compensation	—	—	14,673	—	—	14,673
Issuance of common stock upon exercise of stock options	486,797	—	364	—	—	364
Issuance of common stock upon release of restricted stock units	1,891,138	—	—	—	—	—
Vesting of early exercised stock options	—	—	60	—	—	60
Other comprehensive loss	—	—	—	—	(4,398)	(4,398)
Balance at September 30, 2022	609,566,379	$60	$1,837,332	$(667,709)	$(9,528)	$1,160,155
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(397,947)	$(191,099)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	22,352	17,422
Stock-based compensation expense	69,747	51,905
Loss (Gain) from change in the fair value of warrants and earnout shares	86,671	(72,072)
Income from equity method investment	—	(19,039)
Net accretion of investments in marketable debt securities	(14,438)	(874)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(2,240)	(2,924)
Other non-current assets	901	31,852
Accounts payable and accrued and other liabilities	2,114	2,011
Non-current liabilities	2,352	—
Net cash used in operating activities	(230,488)	(182,818)
Cash flows from investing activities
Purchases of marketable securities	(434,129)	(1,221,114)
Proceeds from sales and maturities of marketable securities	733,562	675,261
Purchases of property and equipment	(22,730)	(24,412)
Acquisitions, net of cash	—	(5,707)
Net cash provided by (used in) investing activities	276,703	(575,972)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement, net	280,023	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	3,801	—
Proceeds from the exercise of stock options and warrants issuance	1,717	1,081
Repayments of tenant improvement loan and obligations under finance lease	(690)	(806)
Net cash provided by financing activities	284,851	275
Net change in cash, cash equivalents and restricted cash	331,066	(758,515)
Cash, cash equivalents and restricted cash, at the beginning of the period	150,067	956,325
Cash, cash equivalents and restricted cash, at the end of the period	$481,133	$197,810
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$480,371	$193,844
Restricted cash	762	3,966
Cash, cash equivalents and restricted cash	$481,133	$197,810
Non-cash investing and financing activities
Unpaid property and equipment purchases	$1,211	$1,484
Property and equipment purchased through finance leases	$4,900	$252
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

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At September 30, 2023 restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million. At December 31, 2022, restricted cash primarily related to (i) approximately $2.2 million of cash temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller, in connection with the acquisition of an aerospace software engineering company in May 2022 (Note 4) which was settled during the three months ended June 30, 2023, (ii) a security deposit for a lease obligation of approximately $0.8 million and (iii) collateral on a letter of credit associated with key equipment purchases of approximately $1.0 million which was settled during the three months ended March 31, 2023.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore, it accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% as of September 30, 2023 and December 31, 2022. In June 2022, SummerBio notified the Company of its decision to wind down testing operations and close the business, which SummerBio substantially completed by the end of December 2022.
The Company recognized income of nil for the three months ended September 30, 2023 and 2022 and income of nil and $19.0 million (net of impairment loss) for the nine months ended September 30, 2023 and 2022, respectively, within income from equity method investment on the condensed consolidated statement of operations for its investment in SummerBio.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$474,605	$—	$—	$474,605
Cash equivalents	$474,605	$—	$—	$474,605
Term deposits	$—	$42,000	$—	$42,000
Asset backed securities	—	21,994	—	21,994
Government debt securities	—	185,110	—	185,110
Corporate debt securities	—	383,040	—	383,040
Available-for-sale investments	—	632,144	—	632,144
Total fair value of assets	$474,605	$632,144	$—	$1,106,749

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$21,390	$—	$—	$21,390
Common stock warrant liabilities (Private Placement)	—	14,301	—	14,301
Common stock warrant liabilities (Delta)	—	—	28,959	28,959
Warrant liabilities	21,390	14,301	28,959	64,650
Earnout Shares Liability	—	—	94,602	94,602
Total fair value of liabilities	$21,390	$14,301	$123,561	$159,252

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$108,119	$—	$—	$108,119
Cash equivalents	$108,119	$—	$—	$108,119
Term deposits	$—	$40,709	$—	$40,709
Asset backed securities	—	54,707	—	54,707
Government debt securities	—	362,851	—	362,851
Corporate debt securities	—	452,425	—	452,425
Available-for-sale investments	—	910,692	—	910,692
Total fair value of assets	$108,119	$910,692	$—	$1,018,811

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$8,318	$—	$—	$8,318
Common stock warrant liabilities (Private Placement)	—	5,561	—	5,561
Common stock warrant liabilities (Delta)	—	—	14,903	14,903
Warrant liabilities	8,318	5,561	14,903	28,783
Earnout Shares Liability	—	—	44,055	44,055
Total fair value of liabilities	$8,318	$5,561	$58,958	$72,838
The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$42,000	$—	$—	$—	$42,000
Asset backed securities	22,054	—	(60)	—	21,994
Government debt securities	185,469	1	(360)	—	185,110
Corporate debt securities	384,385	20	(1,365)	—	383,040
Total	$633,908	$21	$(1,785)	$—	$632,144

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$40,709	$—	$—	$—	$40,709
Asset backed securities	55,016	—	(309)	—	54,707
Government debt securities	367,324	—	(4,473)	—	362,851
Corporate debt securities	455,854	—	(3,429)	—	452,425
Total	$918,903	$—	$(8,211)	$—	$910,692
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2023 and 2022.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common stock warrant liabilities (Delta)
Fair value as of January 1, 2023	$44,055	$14,903
Change in fair value	50,547	14,056
Fair value as of September 30, 2023	$94,602	$28,959

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

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$82,266	$63,656
Buildings	21,384	21,384
Leasehold improvements	16,954	14,319
Computer software	14,100	10,920
Molds and tooling	11,835	10,298
Land	6,270	6,270
Vehicles and aircraft	1,617	1,582
Furniture and fixtures	684	682
Construction in-progress	5,479	6,094
Gross property and equipment	160,589	135,205
Accumulated depreciation and amortization	(60,174)	(43,102)
Property and equipment, net	$100,415	$92,103
Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2023 was $6.2 million and $17.7 million, respectively and $4.8 million and $13.4 million for the three and nine months ended September 30, 2022, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Automation platform software	$7,200	$7,200
Multimodal software technology	4,900	4,900
System simulation software technology	4,600	4,600
Other intangibles	5,328	5,328
Gross intangible assets	22,028	22,028
Accumulated amortization	(14,036)	(9,447)
Intangible assets, net	$7,992	$12,581
Amortization expense related to intangible assets for the three and nine months ended September 30, 2023 was $1.5 million and $4.6 million, respectively and $1.5 million and $4.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 the weighted-average amortization period of intangible assets was 1.7 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 30, 2023 (in thousands):

Fiscal Year	Amount
2023 (remainder)	$1,514
2024	4,376
2025	2,102
$7,992

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid equipment	$4,090	$4,525
Prepaid software	3,694	5,522
Prepaid taxes	327	1,273
Prepaid insurance	6,746	7,702
Other	3,876	1,138
Total	$18,733	$20,160
Other non-current assets
Other non-current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	453	3,770
Other non-current assets	496	819
Total	$60,560	$64,200
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Vendor related accruals	$8,229	$7,508
Payroll accruals including performance related stock based compensation	24,708	5,992
Acquisition-related obligation accrual	—	2,167
Other accruals and current liabilities	8,217	3,116
Total	$41,154	$18,783

Note 6. Commitments and Contingencies
Contingencies
As of September 30, 2023, the Company had $13 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of September 30, 2023, and December 31, 2022, the Company was not involved in any material legal proceedings.

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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of September 30, 2023 and December 31, 2022.
Note 7. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three and nine months ended September 30, 2023, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three and nine months ended September 30, 2023, the Private Placement Warrants liability was remeasured to fair value as of September 30, 2023, resulting in a gain of $16.3 million and a loss of $8.7 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the gain from change in the fair value of private warrants was $2.8 million and $8.3 million, respectively.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and nine months ended September 30, 2023, the Public Warrants liability was remeasured to fair value based upon the market price as of September 30, 2023, resulting in a gain of $24.3 million and a loss of $13.1 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the gain from change in the fair value of public warrants was $4.2 million and $12.4 million, respectively.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of September 30, 2023.

Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three and nine months ended September 30, 2023, the Company recognized, related to the change in the fair value of the Earnout Shares Liability, a gain of $66.6 million and a loss of $50.6 million, respectively, included within the gain (loss) from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2022, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $5.5 million and $51.3 million, respectively.
Assumptions used in the valuation are as follows:

	September 30, 2023	December 31, 2022
Expected volatility	76.50%	73.70%
Risk-free interest rate	4.60%	3.92%
Dividend rate	0.00%	0.00%
Expected term (in years)	7.86	8.61
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and nine months ended September 30, 2023, the Delta Warrant’s liability was remeasured to fair value as of September 30, 2023, resulting in a gain and a loss of $8.5 million and $14.1 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
Assumptions used in the valuation of Delta Warrants are as follows:

	September 30, 2023	December 31, 2022
Expected volatility	76.80%	75.10%
Risk-free interest rate	4.60%	3.89%
Dividend rate	—%	—%
Expected term (in years)	9.0	9.8

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

Restricted Stock Units
The summary of RSU activity is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2022	28,537,127	$5.75	$95,599
Granted	12,180,784	$6.52
Vested	(9,614,245)	$5.02
Forfeited	(1,761,105)	$6.08
Balances—September 30, 2023	29,342,561	$6.28	$189,260
On December 16, 2021, the Company’s Board of Directors approved a performance-based bonus program under which RSUs were awarded in connection with the achievement of specified goals to be achieved in 2022 (“2022 Bonus Plan”). The RSUs awarded under 2022 Bonus Plan vested on January 1, 2023 and are included in Restricted Stock Units activity for the nine months ended September 30, 2023.
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
The Company recorded stock-based compensation expense of $10.6 million and $25.1 million during the three and nine months ended September 30, 2023, respectively, in relation to 2023 Bonus Plan and LTI awards. The Company recorded stock-based compensation expense of $0.3 million and $15.1 million during the three and nine months ended September 30, 2022, respectively, in relation to the 2022 Bonus Plan.
Employee Stock Purchase Plan
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On January 1, 2023, the number of shares available for issuance under 2021 ESPP increased by 3,113,014 shares. The 2021 ESPP’s first offering and purchase periods began in November 2022 and the first purchase period ended in May 2023. As of September 30, 2023, the Company has issued 1,047,001 shares under the 2021 ESPP. The stock-based compensation expense recognized for the 2021 ESPP was $0.9 million and $2.6 million for the three and nine months ended September 30, 2023, respectively.

Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$21,455	$9,409	$54,657	$37,519
Selling, general and administrative expenses	5,812	3,634	15,090	14,386
Total stock-based compensation expense	$27,267	$13,043	$69,747	$51,905
Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of September 30, 2023 and December 31, 2022, 2,285,856 and 3,923,509 shares, respectively, were subject to repurchase at a weighted average price of $0.10 per share and $0.10 per share, respectively, and $0.2 million and $0.4 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of September 30, 2023 and December 31, 2022, the number of such shares that were subject to repurchase was 1,674,014 and 2,007,595, respectively.
Note 10. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.1 million and $0.5 million during the three and nine months ended September 30, 2023, respectively and $0.2 million and $0.6 million during the three and nine months ended September 30, 2022, respectively.
In addition, the Company entered into certain transactions with SummerBio in the year ended December 31, 2022. These transactions included purchases of COVID-19 testing services for the Company’s employees and certain assets for a total amount of nil during the three and nine months ended September 30, 2023 and $0.2 million and $1.3 million during the three and nine months ended September 30, 2022, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.3 million and $1.1 million during the three and nine months ended September 30, 2023, respectively and nil during each of the three and nine months ended September 30, 2022. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $3.6 million and nil as of September 30, 2023 and December 31, 2022, respectively.
Note 11. Net Income (Loss) per Share Attributable to Common Stockholders
We compute net income (loss) per share using the two-class method. Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of restricted stock units, stock options and employee stock purchase plan rights. The dilutive effect of these shares is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
Basic net income (loss) per share:	2023		2022		2023		2022
Numerator:
Net Income (loss) attributable to common stockholders	$1,525		$(79,206)		$(397,947)		$(191,099)
Denominator:
Basic weighted-average shares outstanding	672,559,810		583,970,409		638,388,011		581,458,391
Basic net income (loss) per share attributable to common stockholders	$0.00		$(0.14)		$(0.62)		$(0.33)
Diluted net income (loss) per share:
Numerator
Net Income (loss) attributable to common stockholders	$1,525		$(79,206)		$(397,947)		$(191,099)
Less:
Income attributable to participating securities(1)	$(46)		—		—		—
Diluted net income (loss) attributable to common stockholders	1,479		(79,206)		(397,947)		(191,099)
Denominator:
Number of shares used in basic net income (loss) per share computation	672,559,810	—	583,970,409	—	638,388,011	—	581,458,391
Weighted-average dilutive securities	18,895,352		—		—	—	—
Diluted weighted-average common stock outstanding	691,455,162		583,970,409		638,388,011		581,458,391
Diluted net income (loss) per share attributable to common stockholders	$0.00		$(0.14)		$(0.62)		$(0.33)
(1) Participating securities include Earnout shares, unvested early exercised options and unvested restricted stock awards.
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Common stock warrants	28,783,333	28,783,333
Unvested restricted stock units	3,596,979	29,342,561
Options to purchase common stock and unvested restricted stock awards	3,959,867	18,216,147
ESPP	—	1,042,062
Total	36,340,179	77,384,103

Three and Nine Months Ended September 30, 2022
Common stock warrants	28,783,333
Unvested restricted stock units	23,201,266
Options to purchase common stock and unvested restricted stock awards	25,145,381
Earnout Shares	17,130,000
Total	94,259,980

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
We do not currently intend to sell these aircraft to third parties or individual consumers. Instead, we plan to manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver transportation services to our customers, including the U.S. Air Force through contracted operations, and to individual end-users through a convenient app-based aerial ridesharing platform. We delivered our first aircraft for initial service operations with the Department of Defense in the third quarter of 2023, and our goal is to begin commercial passenger operations in 2025. We believe this business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. There may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable to sell aircraft in the future. While we do not expect this would change our core focus on building a vertically integrated transportation company, we may choose to sell aircraft in circumstances where we believe there is a compelling business reason to do so.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of September 30, 2023, we had an accumulated deficit of $1.1 billion. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from the merger described below.
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
Development of the Urban Air Mobility (“UAM”) market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We delivered our first aircraft for initial service operations with the Department of Defense in the third quarter of 2023, and our goal is to begin commercial passenger operations in 2025, and our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.
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
The success of our business is also dependent, in part, on the utilization rate of our aircraft, which is the amount of time our aircraft spend in the air carrying passengers. We intend to maintain a high daily aircraft utilization rate, and reductions in utilization will adversely impact our financial performance. High daily aircraft utilization is achieved in part by reducing turnaround times at skyports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. Our aircraft may not be able to fly in poor weather conditions, including snowstorms, thunderstorms, high winds, lightning, hail, known icing conditions and/or fog. Our inability to operate in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services.
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
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, our management determined that certain previously developed technology that was accessible to us could be repurposed and applied to providing high-volume, rapid COVID-19 diagnostic testing. through its investment in, SummerBio, LLC (“SummerBio”), a related party. The Company accounts for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% as of September 30, 2023 and December 31, 2022. In June 2022, SummerBio notified us of its decision to wind down testing operations and close the business which SummerBio substantially executed by the end of December 2022.
The Company recognized income of nil and 19.0 million for the nine months ended September 30, 2023 and 2022, respectively.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended September 30,		Change
	2023	2022	($)	(%)
Operating expenses
Research and development	$100,559	$73,870	26,688	36%
Selling, general and administrative	27,608	23,251	4,357	19%
Total operating expenses	128,167	97,121	31,046	32%
Loss from operations	(128,167)	(97,121)	(31,046)	32%
Interest and other income, net	13,611	5,360	8,251	154%
Gain (Loss) from change in fair value of warrants and earnout shares	116,109	12,560	103,549	824%
Total other income, net	129,720	17,920	111,800	624%
Income (Loss) before income taxes	1,553	(79,201)	80,754	(102)%
Income tax expenses	28	5	23	456%
Net income (loss)	$1,525	$(79,206)	80,731	(102)%
*n.m. marks changes that are not meaningful for further discussion
Research and Development Expenses
Research and development expenses increased by $26.7 million, or 36%, to $100.6 million during the three months ended September 30, 2023 from $73.9 million during the three months ended September 30, 2022. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.4 million, or 19%, to $27.6 million during the three months ended September 30, 2023 from $23.3 million during the three months ended September 30, 2022. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net increased by $111.8 million, to $129.7 million during the three months ended September 30, 2023 from income of $17.9 million during the three months ended September 30, 2022. The increase was primarily driven by a $103.5 million change in the fair value of warrants and earnout shares from a gain of $12.6 million during the three months ended September 30, 2022 to a gain of $116.1 million during the three months ended September 30, 2023. Additionally, total other income, net was increased by a $8.3 million increase in interest and other income due to increased interest rates on invested funds.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
Operating expenses
Research and development	$264,926	$220,146	44,780	20%
Selling, general and administrative	78,926	70,700	8,227	12%
Total operating expenses	343,852	290,846	53,006	18%
Loss from operations	(343,852)	(290,846)	(53,006)	18%
Interest and other income, net	32,694	8,671	24,023	277%
Income from equity method investment	—	19,039	(19,039)	(100)%
Gain (loss) from change in fair value of warrants and earnout shares	(86,671)	72,072	(158,743)	(220)%
Total other income (loss), net	(53,977)	99,782	(153,759)	(154)%
Loss before income taxes	(397,829)	(191,064)	(206,765)	108%
Income tax expenses	118	35	83	238%
Net loss	$(397,947)	$(191,099)	(206,848)	108%

Research and Development Expenses
Research and development expenses increased by $44.8 million, or 20%, to $264.9 million during the nine months ended September 30, 2023 from $220.1 million during the nine months ended September 30, 2022. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.2 million, or 12%, to $78.9 million during the nine months ended September 30, 2023 from $70.7 million during the nine months ended September 30, 2022. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in insurance cost and professional services cost related to legal, accounting and recruiting support.
Total Other Income (Loss), Net
Total other income (loss), net decreased by $153.8 million, or 154%, to a loss of $54.0 million during the nine months ended September 30, 2023 from income of $99.8 million during the nine months ended September 30, 2022. The decrease was primarily driven by a $158.7 million change in the fair value of warrants and earnout shares from a gain of $72.1 million during the nine months ended September 30, 2022 to a loss of $86.7 million during the nine months ended September 30, 2023 and a $19.0 million decrease in income from equity method investment in SummerBio due to the closure of the SummerBio business. These losses were partially offset by a $24.0 million increase in interest and other income due to increased interest rates on invested funds.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of stock and convertible notes. From inception through September 30, 2023, we raised net proceeds of $1,067.9 million from the Merger, $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes, $60.0 million from issuance of shares and warrants to Delta Air Lines, Inc., $180.2 million in net proceeds from our registered direct offering to certain institutional investors and net proceeds of $99.9 million from our issuance of shares to SKT. As of September 30, 2023, we had cash, cash equivalents and restricted cash of $481.1 million and short-term investment in marketable securities of $632.1 million. Restricted cash, totaling $0.8 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the cash we expect to generate from future operations will provide sufficient funding to support us through the expansion of our initial service operations in 2024. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
Net cash (used in) provided by:
Operating activities	$(230,488)	$(182,818)	(47,670)	26%
Investing activities	276,703	(575,972)	852,675	(148)%
Financing activities	284,851	275	284,576	n.m.
Net increase (decrease) in cash, cash equivalents, and restricted cash	$331,066	$(758,515)	1,089,581	(144)%
*n.m. marks changes that are not meaningful for further discussion

Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $230.5 million, consisting primarily of a net loss of $397.9 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes a $86.7 million loss from change in the fair value of warrants and earnout shares, $69.7 million stock-based compensation expense and $22.4 million depreciation and amortization expense, partially offset by a $14.4 million net accretion of our investments in marketable securities.
Net cash used in operating activities for the nine months ended September 30, 2022 was 182.8 million, consisting primarily of a net loss of $191.1 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $51.9 million stock-based compensation expense, $17.4 million depreciation and amortization expense and a net decrease in our net working capital of $30.9 million, primarily related to distributions from equity method investment, partially offset by a $72.1 million gain from change in the fair value of warrants and earnout shares and $19.0 million in income from equity method investment.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was $276.7 million, primarily due to proceeds from sales and maturities of marketable securities of $733.6 million, partially offset by purchases of marketable securities of $434.1 million and purchases of property and equipment of $22.7 million.
Net cash used in investing activities for the nine months ended September 30, 2022 was $576.0 million, primarily due to purchases of marketable securities of $1,221.1 million, purchases of property and equipment of $24.4 million and acquisition of businesses of $5.7 million, partially offset by proceeds from the sales and maturities of marketable securities of $675.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $284.9 million, primarily due to net proceeds of $180.2 million from our registered direct offering to certain institutional investors and net proceeds of $99.9 from our issuance of common shares to SKT, proceeds from the issuance of common stock under the 2021 ESPP of $3.8 million and $1.7 million proceeds from exercise of stock options and issuance of common stock warrants.
Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.3 million, primarily due to proceeds from exercise of stock options and issuance common stock warrants of $1.2 million, partially offset by repayment of tenant improvement loan and capital lease obligation of $0.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,113.3 million as of September 30, 2023. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	8-K	3.1	9/21/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Joby Aviation, Inc.

Date: November 3, 2023	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: November 3, 2023	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer