Form 10-K
period 2023-12-31
Joby Aviation, Inc.
filed 2024-02-27
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.62 billion, based upon the closing sales price of the common stock as reported on the New York Stock Exchange. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
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
The registrant had outstanding 702,857,098 shares of common stock as of February 21, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

i

Part I
Special Note Regarding Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements regarding the future financial position, business strategy and plans and objectives of management of Joby Aviation, Inc. (the “Company,” “we,” “us” or “our”). These statements constitute projections and forecasts and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would”, “look forward to” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
Item 1. Business
Overview
We are developing an all-electric, vertical take-off and landing (“eVTOL”) air taxi which we intend to operate in cities around the world. Our mission is to help the world connect faster and more easily with the people and places that matter most by delivering a new form of clean, fast, quiet and convenient aerial transportation service. The Joby eVTOL is designed to transport a pilot and four passengers at speeds of up to 200 mph with a range of 100 miles. According to our modeling, more than 99% of urban routes in cities such as New York City and Los Angeles are significantly shorter than this, enabling higher utilization through faster turnaround times of our aircraft. By combining the freedom of air travel with the efficiency of our aircraft, we expect to deliver journeys that are up to 5 times faster than driving, and it is our goal to steadily drive down end-user pricing in the years following commercial launch to make the service widely accessible.
Our aircraft has been specifically designed with multiple redundancies across systems and components for enhanced safety and to achieve a considerably lower noise footprint than that of similarly sized conventional aircraft or helicopters. It is quiet at takeoff and near silent when flying overhead, which we anticipate will allow us to operate from new skyport locations nearer to where people live and work, in addition to utilizing the more than 5,000 heliport and airport infrastructure facilities already in existence in the U.S.
We are in the process of certifying our aircraft with the U.S. Federal Aviation Administration (“FAA”). This involves a rigorous process of design, testing, verification and quality control. We have also begun working with regulators in other countries, including the United Kingdom, Japan, South Korea and the United Arab Emirates (“UAE”) to pursue commercialization opportunities in those markets. While foreign certification in many countries leverages our work with the FAA, in some, such as the UAE, it may also provide a path to commercial operations prior to receiving certification in the United States.
Through 2023 we have flown more than 30,000 miles in our prototype aircraft. In November 2023, we completed our first urban flight exhibition at an event in New York City hosted by Mayor Eric Adams and the New York City Economic Development Corporation, and attended by critical stakeholders such as the Port Authority of New York and New Jersey and elected officials.
We do not currently intend to sell our aircraft to independent third parties or individual customers as a primary business model. Instead, we plan to manufacture, own and operate our aircraft ourselves, building a vertically integrated transportation company that will deliver transportation services to customers, including government agencies such as the U.S. Air Force (“USAF”) through sales or contracted operations, and to individual end-users through a convenient app-based aerial ridesharing service. We believe this vertically-integrated business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. There may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable to sell aircraft in the future. We do not expect this would change our core focus on building a vertically integrated transportation company. We began initial service operations with the U.S. Department of Defense (“DOD”) in September 2023 and are targeting commercial passenger operations in 2025.
We operate a powertrain and electronics engineering and manufacturing facility in San Carlos, California, as well as 130,000 square feet of additive and subtractive manufacturing, machining, aircraft assembly and flight test facilities in Marina, California. These facilities are utilized to design, build and test the components, systems and assemblies for our aircraft as we refine our design and hone our production process. We believe that our California operations will both be able to support our initial low-rate production plans as well as serve as a testing and development facility for future innovations. Our high-rate production facility is planned for Dayton, Ohio where we have identified a 140-acre site that has the potential to support significant growth over time, with enough land to build over two million square feet of manufacturing space. With strong financial incentives and support from state and local governments, we look forward to expanding our manufacturing in the birthplace of aviation as our business grows.
Our preparations for commercial passenger service include forming sector-leading relationships with partners such as Toyota, Uber, Delta Air Lines, and SK Telecom in South Korea, all of whom have invested in Joby, as well as global partners such as ANA Airlines in Japan and the Road and Transport Authority in Dubai. We have also established relationships with infrastructure providers including fixed base operators of landing sites such as Atlantic Aviation, Helo Holdings, Inc. (“HHI”) and Skyports to facilitate infrastructure development in key markets. Additionally, we have long-standing relationships in research and development with federal government agencies as we evolved our design for the fastest, quietest eVTOL in its class.
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
Our principal executive office is located at 333 Encinal Street, Santa Cruz, CA 95060. Our telephone number is (831) 201-6700. Our website address is www.jobyaviation.com. The U.S. Securities and Exchange Commission (“SEC”) maintains a website at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, all of our SEC filings on our website at ir.jobyaviation.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on any of the websites referenced in this Annual Report on Form 10-K are not part of or incorporated by reference into this or any other report we file with or furnish to the SEC.
Our Aircraft
Our team of world-class engineers has been working for more than a decade to develop an aircraft specifically designed for aerial ridesharing. Over that period, we have built a team that is deeply committed to vertically integrated engineering, testing, prototyping and manufacturing. Developing much of the aircraft in-house has required greater up-front investment, but has also allowed us to develop systems and components that are specifically engineered for their intended applications. We believe this has resulted in an aircraft with best-in-class capabilities across key performance metrics, while reducing reliance on program critical third-party suppliers that add cost to the final product and risk to development and certification schedules.
We designed our aircraft to be safe, quiet and performant - all characteristics that we believe are critical to unlocking the aerial ridesharing market.
•Safe: Distributed electric propulsion has greater redundancy than centrally-located internal combustion engines. Each of our six propellers is powered by two independent electric motors, each in turn driven by independent drive-units. Each drive-unit draws power from one of four separate batteries onboard the aircraft.
This emphasis on redundancy is extended to other critical subsystems of the aircraft, including the flight computers, control surfaces, communications network and actuators. The result is a design intended to enhance safety across critical aircraft systems compared to similarly sized conventional aircraft and helicopters.
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
•Quiet: Developing an aircraft with a low noise footprint that allows for regular operations within metropolitan areas is critical to community acceptance. In addition to the benefits afforded by an all-electric powertrain, we’ve spent substantial engineering resources to reduce the noise signature of the aircraft even further. The result is an aircraft that is significantly quieter than a twin-engine helicopter, exhibiting a noise profile in the range of 65 dBA during takeoff and landing (the noisiest configuration), roughly the volume of a normal speaking voice. In over-head flight as low as 500 feet the aircraft is near silent. We have independently validated the noise footprint of our prototype aircraft through our work with NASA.
• Performant: Our commitment to vertical integration and in-house development has allowed for optimization of systems and components across the aircraft, resulting in better energy efficiency, range, and speed than what would otherwise be available using commercial-off-the-shelf components. Our aircraft demonstrates energy efficiency comparable to best-in-class electric ground vehicles. While we anticipate our average journey to be around 25 miles, we believe the expected range and speed of our aircraft will allow us to service a more diverse set of passengers and trips, resulting in greater operational flexibility and reduced operating costs.
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

Charging
We have developed proprietary charging infrastructure optimized for electric aircraft. Joby’s Global Electric Aviation Charging System (GEACS) is designed to support the safe and efficient operation of all electric aircraft under development today, including our own quiet, emissions-free air taxi. After 10 years of development, in 2023, we announced that we would open-source and share the specifications for the universal charging interface we developed, making it freely available to our industry. We believe this will help spur adoption of new transportation technologies and specifically, of air taxis.
The Urban Air Mobility Market
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
Transportation is the life-blood of urban areas, and population growth combined with increased urbanization will continue to push this infrastructure to the brink. According to recent research, the cost of traffic congestion to the U.S. economy alone was more than $190 billion in 2019. The same study found that, in the top 15 metro areas alone, automobile commuters spent an aggregate of nearly 5 billion hours per year in traffic congestion and burned an extra 1.83 billion gallons of fuel.
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
Sizable Untapped Market Opportunity
Developing sustainable mobility solutions is particularly critical and timely given the threat that climate change poses to our communities and to our planet. According to the U.S. Environmental Protection Agency (“EPA”), the top source of CO2 emissions in the U.S. is the transportation sector. Any solution to current and future transportation demands must embrace sustainability.
Over the past two decades, improvements in lithium-ion batteries and power electronics alongside the ever-increasing performance of microelectronics have enabled the development and deployment of new sustainable energy and transportation solutions. The success of electric ground vehicles has fueled continued investments in improving these technologies. Battery energy densities, in particular, have improved enough that application to aviation is now practical. Additionally, we believe that other future technologies, such as hydrogen and solid-state batteries, have the potential to play an important role in decarbonizing flight in the longer term.

We believe that deploying a new type of aerial mobility network in cities represents an extensive market opportunity. Fundamentally, an aerial mobility network is nodal vs. the path-based nature of ground mobility. Each new node added to the network adds connectivity to all the other nodes, whereas each new mile of road, rail, or tunnel only extends one single route by one mile. In a nodal network, a linear increase in the number of nodes leads to an exponential increase in the number of connections.
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
Business Model
Our business model is based on capturing the most value through vertical integration. We believe it is an important part of our design, manufacturing and operations as it enables us to develop a more performant aircraft and tightly-integrated operations with a goal of long-term, durable margins. Particularly in a new industry such as Urban Air Mobility, everything from the exacting requirements for an electric air taxi to the experience of end users utilizing new transportation solutions can best be managed with a vertical integration business model. When we started the business, the existing supply base did not have the technology we required in the size, dimensions and power needed. There are multiple examples of Joby-engineered parts, such as our flight control computer or direct drive electronic propulsion unit, that we believe generate more power in a smaller footprint and with fewer moving parts than ever before possible. Close collaboration between design, production and testing teams yield tight, iterative cycles which yield innovative solutions in less time than if we were dependent on outside vendors. We expect this will be a competitive advantage now and in future years as our experience operating the air taxi service will flow into the design of next generation products.
Our Aerial Ridesharing Service
We intend to build an aerial ridesharing service powered by a network of eVTOL aircraft that we will manufacture and operate. We are developing an app-based platform that will enable consumers to book rides directly through our service. We also plan to integrate access to our service into leading third-party demand aggregation platforms, including through our partnerships with Uber and Delta Air Lines. Whether our service is accessed through our own platform, or through a partner app, we will integrate ground transportation providers for the first and last mile with our aerial service, providing a seamless, end-to-end travel experience.
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

Additional Opportunities at Scale
We believe that being early to market with the right aircraft will provide important first mover advantages that will enable us to steadily drive down end-user pricing in the years following commercial launch. Emerging technologies often benefit from positive network effects as the product or service enters the market, and we expect this to hold true for aerial ridesharing.
As additional passengers enter the network, we expect utilization rates for our aircraft will increase, thereby improving unit economics and allowing costs to be amortized over a greater number of trips. At the same time, we believe reductions in per aircraft costs driven by greater manufacturing scale will be able to support progressively lower pricing while maintaining similar per aircraft unit profitability.
Certification
Type Certification
In the U.S., new aircraft designs are required to pass through the rigorous FAA design certification process, known as type certification, before the aircraft can be issued a standard airworthiness certificate to fly in the National Airspace System (“NAS”). This is an exacting process often extending over 5 or more years that requires extensive ground and in-flight testing with the FAA. We anticipate we will initially certify the aircraft for day and night visual flight rules (“VFR”) operations and we plan to amend the design to include instrument flight rules (“IFR”) capabilities.
Our aircraft was originally intended to be certified in line with the FAA's existing Part 23 requirements as a normal category piloted electric airplane that can also takeoff and land vertically. We began working with the FAA in 2017, and in 2020 we became the first eVTOL company to receive a signed, stage 4 G-1 certification basis from the FAA. The G-1 certification basis is an agreement with the FAA that lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and would, instead, require certification under the “powered lift” classification. Based on the FAA’s revised certification requirements, we signed an updated G-1 certification basis in July 2022, which was published in the federal register in November 2022.
We think of the type certification process in five stages. Stages one to three can be considered the “definition”
phase, while stages four and five are the “implementation” phase. Progress in type certification is not always linear, meaning it is possible to make simultaneous progress in different stages on different aircraft parts or systems, depending on their maturity.
•Stage 1 - Certification Basis: The company works with the FAA to define the scope of the type certification project, reaching an agreement on what type of aircraft is being built and which set of rules and regulations will apply.
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
With a mature design based on more than 1,000 test flights to date, we are well on our way towards certification and are engaging with the FAA to perform the hard work and testing required to earn FAA type certification.
We expect the FAA type certificate will be reciprocated in certain international markets pursuant to bilateral agreements between the FAA and its counterpart civil aviation authorities. In 2022, we applied for aircraft certification in the United Kingdom and Japan, following announcements by regulators in those countries adopting streamlined certification processes based on FAA certification. In 2023, we signed an agreement with Road and Transport Authority of Dubai (“RTA”) for Joby to provide air taxi services in Dubai. The RTA agreement includes a roadmap for local approval by the UAE General Civil Aviation Authority that could precede type certification by the FAA. These arrangements provide a means of efficient international expansion as we develop commercial operations around the world.
Our path to certification leverages a large body of existing processes, procedures and standards. However, many of the rules for eVTOL certification and operations are still being finalized by the FAA, and the FAA could revise the existing rules and regulations or impose additional requirements that would extend our timeline for certification.
Production Certification
We are developing the systems and processes needed to obtain FAA production certification and intend to obtain our production certificate shortly after completion of our aircraft type certificate. We believe there are opportunities to leverage advanced manufacturing techniques such as additive manufacturing to further improve the performance of the aircraft. However, if additively manufactured components or other advanced production processes cannot be certified expediently, our aircraft can be produced using conventional aerospace manufacturing techniques.
Operating Certification
The U.S. Department of Transportation (“DOT”) and the FAA exercise regulatory authority over air transportation operations in the U.S. Our intended transportation service is expected to be regulated by the Federal Aviation Regulations, including 14 Code of Federal Regulations 135 (“Part 135”). We received our Part 135 Air Carrier Certificate in 2022, demonstrating the advancement of our procedures and training program and, importantly, enabling our team to begin utilizing the operations and customer technology platforms that will underpin our multi-modal ridesharing service in the future. Air carriers holding Part 135 operations specifications can conduct on-demand operations, which may include limited scheduled operations. If such an air carrier receives a commuter air carrier authorization from the DOT, the air carrier may provide unlimited scheduled operations as well as on-demand operations. We also received our Part 145 Repair Station Certificate in February 2024, which qualifies us to perform select aircraft maintenance activities and will lay the foundation for us to perform maintenance, repair, and overhaul services on our eVTOL aircraft once it is certified for commercial operations.
The FAA recently indicated that they do not expect the relevant operational regulations, or Special Federal Aviation Regulations (“SFARs”), for eVTOL aircraft to be finalized until late 2024. If the publication of the SFARs is further delayed or if there are other regulatory changes or revisions, this could delay our ability to obtain type certification, and could delay our ability to launch our commercial passenger service.

Our operations may become subject to additional federal, state and local requirements in the future.
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
Partnerships
We believe that our strategic relationships provide us with another point of competitive differentiation. Across each of the important activities of high-volume manufacturing, go-to-market strategy and pre-certification operations, we have established strong collaborations and relationships with Toyota, Delta, Uber, SK Telecom and the DOD to help achieve our objectives and de-risk our commercial strategy.
Toyota Motor Corporation
Toyota has invested nearly $400 million in Joby to date, making Toyota our largest outside investor. In addition to their substantial financial backing, Toyota engineers are working shoulder to shoulder with their Joby counterparts on a daily basis, collaborating on projects such as factory planning and layout, manufacturing process development and design for manufacturability. Additionally, in 2023 we signed a long-term supply agreement with Toyota to supply key powertrain and actuation components for our aircraft.
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
First, through our acquisition of Elevate we were able to welcome experienced team members from Uber, along with a set of software tools focused on planning and operations the Elevate team had developed over several years. We believe the acquisition of Elevate positions us to make uniquely informed, data-driven decisions in the lead up to commercial launch, as well as accelerating our operational readiness.
Additionally, our collaboration agreement with Uber provides for the integration of our aerial ridesharing service into the Uber app across global markets. We believe this will provide a best-in-class platform to funnel demand to our aerial ridesharing service, while allowing us to reduce customer acquisition costs in the early years of commercial operations. Uber will also be reciprocally integrated into any future Joby Aviation mobile application on a non-exclusive basis to service the ground-based component of multi-modal journeys booked by customers through our application. The goal of this mutual integration is to ensure passengers can access a multi-modal travel experience, seamlessly transitioning from ground-to-air-to-ground with unified, one-click booking.

Delta Air Lines, Inc.
In October 2022, we entered into a collaboration agreement with Delta Air Lines, Inc. (“Delta”) to develop a long-term strategic relationship for a premium airport transportation service that we plan to offer to Delta passengers in select markets through the Delta booking platform. At the same time, Delta invested $60 million through a purchase of our common stock and also received warrants which, if exercised, could expand their total investment to $200 million. We believe that our relationship with Delta, in addition to providing additional capital, will be another important method of customer acquisition when we launch our commercial passenger service, and will also provide opportunities to leverage Delta’s expertise in providing a seamless passenger experience and expertise in building out infrastructure at key airports.
SK Telecom
In June 2023, SK Telecom, South Korea’s leading telecommunications conglomerate (“SKT”), invested $100 million in Joby. As one of the largest and most innovative companies in Asia, SKT operates many complementary lines of business including telecom data, navigation systems, EV charging network and operations, rideshare and real estate assets. Joby expects to participate alongside SKT in Korea’s 2024 K-UAM Grand Challenge, a phased demonstration program designed to foster the adoption of aerial ridesharing in Korea.

U.S. Air Force
In December 2020, we became, to our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the USAF, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the USAF’s Agility Prime program. Our multi-year relationship with the USAF and other U.S. Government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. We believe it will also provide an opportunity to test various aspects of the consumer-facing aerial ridesharing service. By operating our aircraft on U.S. military installations we expect to gain valuable insight that will result in a more reliable service at launch. In 2023, we marked our first delivery to a customer by delivering and flying the first eVTOL aircraft at Edwards Air Force base as part of our contract with the DOD worth up to $131 million. The Joby aircraft will be used to demonstrate a range of logistics missions, in addition to providing a showcase for other federal agencies and airspace studies for NASA.
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

We are investing, and will continue to invest, strategically in these areas to ensure that we are well-positioned to capture the benefits offered by these new developments. From time to time, we may seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. For example, we believe that other future technologies, such as hydrogen fuel cells or solid-state batteries, have the potential to play an important role in decarbonizing flight in the longer term and may seek to invest in or develop these opportunities as they arise. In 2021 we acquired H2FLY, which, in 2023, accomplished the world’s first piloted flight of a liquid hydrogen-powered electric aircraft.
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
As of January 15, 2024, we have 223 issued or allowed patents (of which 169 are U.S. filings) and 193 pending patent applications (of which 106 are U.S. filings). The patent portfolio is primarily related to eVTOL vehicle technology and UAM/aerial rideshare technology. We regularly file patent applications and from time to time acquire patents from third parties.
Our patent filings include 104 issued or allowed patents and 132 pending patent applications relating to our aircraft, its architecture, powertrain, acoustics, energy storage and distribution systems, flight control system and system resiliency, as well as certain additional aircraft configurations and technologies. Additionally, we have 119 issued or allowed patents and 61 pending patent applications related to aerial rideshare technology, such as fleet and infrastructure utilization, routing, air traffic coordination, rideshare software applications, vertiport infrastructure, and ancillary computer technologies.
Our Commitment to Environmental, Social and Governance (“ESG”) Leadership
By developing an efficient, all-electric aircraft with no operating emissions, a low noise footprint and high levels of safety, we believe we can make a meaningful contribution to tackling the dual challenges of congestion and climate change.
We are building a dedicated, diverse and inclusive workforce to achieve this goal while adhering to best practices in risk assessment, mitigation and corporate governance. In 2023 we released our first ESG report, in which we described how we oversee and manage ESG factors material to our business.
Our ESG initiative is organized into three pillars, which, in turn, contain focus areas for our attention and action:
•Environmental - Our Environmental pillar is focused on being a good steward of the natural environment through our own operations and the production and development of innovative designs that reduce resource use and energy consumption.
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
Our Focus on Sustainable Manufacturing and Safety
Our engineering and design standards are designed with the goal of operating in an efficient, safe, sustainable and compliant manner, and encourage us to be leaders in pursuing environmentally friendly production practices. Our Environmental Sustainability Team works closely with our Facilities team and operating units to track energy consumption and material inputs and outputs, to build strategies for energy reduction and to review the proper handling and disposal of our materials. In 2023, we reported our first greenhouse gas inventory for our offices and manufacturing locations. Where possible, we strive to increase our percentage of electricity that is renewable, further reducing our manufacturing impact. In 2023, we also expanded two recycling programs for the manufacturing processes. We now recycle our aircraft batteries after testing or end-of-life and expanded our carbon fiber scraps to include additional types of carbon fiber. These programs allow us to streamline our manufacturing lines while reducing our impact.

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
Social and Human Capital
To achieve our goal of enabling the world to connect faster and more easily with the people and places that matter most, we will need to attract and retain employees with a diverse set of skills and perspectives as we grow our business. Many of our employees are located in highly competitive labor markets. In addition to competitive cash and equity compensation, offering employees a compelling vision and an opportunity to positively impact their communities is a key part of our strategy to grow our workforce. Additionally, we invest in the communities where we operate, with programs enabling accessibility, education and training. This has multiple benefits including broadening the reach of new technologies such as electric aviation, improving awareness and social license to operate in communities, extending opportunities to underserved communities, and developing our future workforce. For example, we are working with Aviation High School in New York City to prepare the next generation of aircraft maintenance technicians and aerospace leaders for career opportunities created by the electric age of flight.
Our annual employee engagement survey captures team member feedback. The measurement model is a combination of vendor content and in-house-developed content led by our Industrial/Organizational Psychologists on the Talent Development & Analytics team. For 2023, we achieved a response rate of 85% and the survey included 48 items capturing 13 key areas of the employee experience.
As of January 31, 2024, we had 1,777 employees. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.
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
Risks Related to Our Business and Industry
Certification & Regulatory
We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft or operation of our mobility service.
The commercialization of new aircraft and the operation of an aerial mobility service requires certain regulatory authorizations and certifications, including Type Certification, Production Certification and an air carrier certificate issued by the FAA under Part 119 with Part 135 operations specifications. While we have received our Part 135 Air Carrier Certificate and anticipate being able to obtain the remaining required authorizations and certifications, we may be unable to do so on the timeline we project or at all. Circumstances outside of our control could delay the receipt of our required certifications. For example, FAA staffing depends, in large part, on the annual appropriations process and their ability to retain and recruit sufficient resources with relevant experience. Failure to pass an annual appropriation bill has in the past resulted in temporary government shutdowns. A future shutdown, or a failure by Congress to pass an FAA reauthorization bill (or extension) could delay the rulemaking and certification process. If we fail to obtain any of the required authorizations or certificates, or do so in a timely manner, or any of these authorizations or certificates are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project and may have an adverse impact on our business, financial condition and results of operations.
Regulatory authorities may disagree with our view that integrating our service into the National Airspace System is possible without changes to existing regulations and procedures.
There are a number of existing laws, regulations and standards that apply to our aircraft and our service, including standards that were not originally intended to apply to electric aircraft. While our aircraft and our service are designed, at launch, to operate within the existing U.S. regulatory framework, the FAA or other regulatory authorities within the markets in which we intend to operate may disagree with this view, which may prohibit, restrict, or delay our ability to launch in the relevant market. Regulatory authorities have in the past and may in the future introduce changes specifically to address high-volume flights that could delay our ability to launch our service and have an adverse impact on our business, financial condition and results of operations.
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
Changes in government regulation could increase our operating costs or extend our certification timeline.

Aerospace manufacturers and aircraft operators are subject to extensive regulatory and legal requirements that involve significant compliance costs. In May 2022, the FAA decided to certify eVTOLs under the “powered lift” classification, rather than existing Part 23 requirements for Normal Category Airplanes. In addition, the FAA indicated that they do not expect the relevant operational regulations, or Special Federal Aviation Regulations (“SFARs”), for eVTOL aircraft to be finalized until late 2024. If the publication of the SFARs is further delayed, if the FAA requires further modification to our existing G-1 certification basis, or if there are other regulatory changes or revisions this could delay our ability to obtain type certification, and could delay our ability to launch our commercial passenger service.

The DOT and the FAA could issue additional regulations relating to the operation of our aircraft or further revise existing requirements that could require significant expenditures, resulting in additional time to certification as well as increased costs for us and our passengers. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of our operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising fares, reducing revenue and increasing costs, which could have an adverse impact on our business, financial condition and results of operations.
To sell air transportation services in the United States, we will also need DOT authorization of the sale of any charter flights and by-the-seat ridesharing services. The DOT further prescribes standards for, among other things, advertising, ticket refunds, baggage liability, consumer disclosures, customer service commitments, customer complaints and the transportation of passengers with disabilities. In the future, the DOT may adopt additional regulations that increase the costs or otherwise adversely impact our business, financial condition and results of operations.
We may be subject to security regulation that will increase our operating costs.
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
Several states and foreign countries have granted residents expanded rights related to their personal information, including the right to request deletion of their personal information and receive detailed reports of how their personal information is used and shared. Such laws and any laws adopted in the future could have potentially conflicting requirements that would make compliance challenging.
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
The UAM market is still emerging and has not been established with precision. It is uncertain to what extent market acceptance will grow, if at all. This market is new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, new aircraft and unknown consumer demands and behaviors. We intend to initially launch operations in a limited number of metropolitan areas. The success of these markets and the opportunity for future growth in these markets may not be representative of the potential market for UAM in other metropolitan areas. Our success will depend to a substantial extent on regulatory approval and availability of eVTOL technology, as well as the willingness of commuters and travelers to widely adopt air mobility as an alternative to ground transportation. If the public does not perceive UAM as beneficial, or chooses not to adopt UAM then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential passengers using our services cannot be predicted with any degree of certainty, and we cannot assure you that we will be able to operate in a profitable manner in any of our targeted markets. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
Our success in a given market will depend on our ability to develop a service network that provides passengers significant time savings when compared with alternative modes of transportation and accurately assess and predict passenger demand and price sensitivity, which may fluctuate based on a variety of factors, including general economic conditions, quality of service, negative publicity, safety incidents, perceived political or geopolitical affiliations, or general dissatisfaction with our services. If we fail to attract passengers, deliver sufficient value to our passengers, or accurately predict demand and price sensitivity, it would harm our financial performance and our competitors’ products may achieve greater market adoption and may grow at a faster rate than our service.
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
The application through which users will book trips is still under development. We may experience difficulty in developing the applications necessary to operate the business, including the customer-facing application. The software underlying the application will be complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities, whether in our proprietary code or any third-party software on which we rely, could result in negative publicity, a loss of users or revenue, access or other performance issues, security incidents, or other liabilities. Such vulnerabilities could also prevent passengers from booking flights, which would adversely affect our passenger utilization rates, or disrupt communications within the Company (e.g., flight schedules or passenger manifests), which could affect our performance. We may need to expend significant financial and development resources to address any errors or vulnerabilities. Any failure to timely and effectively resolve any such errors or vulnerabilities could adversely affect our business, financial condition and results of operations as well as negatively impact our reputation or brand.
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
Many of our current and potential competitors are larger and have substantially greater resources or are affiliated with larger companies that may allocate greater resources than we have and expect to have in the future, which may allow them to devote greater resources to the development, certification and marketing of their products and services or to offer lower prices. Our competitors may also establish strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Some have more experience in the aerospace industry than we have, and foreign competitors could benefit from subsidies or other protective measures offered by their home countries. If our competitors commercialize their technology before us, or if we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects.

If we are unable to integrate our service with ground transportation services it may limit customer adoption and harm our business.
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
Our business is primarily concentrated on UAM services, which we expect may be vulnerable to changes in consumer preferences, discretionary spending and other market changes. The global economy has in the past, and will in the future, experience periods of economic instability, inflation and recession, such as the financial impact of the global COVID-19 pandemic. During such periods, passengers may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for our services, which could adversely impact our business, financial condition and results of operations.
If we are unable to obtain and maintain adequate facilities and infrastructure, including access to key infrastructure such as airports, we may be unable to offer our service in a way that is useful to passengers.
To operate and expand our proposed aerial ridesharing service, we must secure or otherwise develop adequate landing, charging and maintenance infrastructure in desirable locations in metropolitan areas for our aircraft. We may not be able to ensure that our plans for new service can be implemented in a commercially viable manner given present landing fee structures and infrastructure constraints, including those imposed by inadequate facilities at desirable locations and increasingly congested airports and heliports. Access to these facilities may be prohibitively expensive, unavailable, or may be inconsistent with our projections. Additionally, our industry has not aligned around a single charging standard. While we have developed a charging system designed to support all types of electric aircraft, if skyport operators select a different charging system it could result in longer charge times and increase our operating costs.
There is also a complex patchwork of federal, regional and municipal regulatory considerations applicable to asset management and property development in general, and aviation assets and infrastructure in particular. Applicable regulations can vary widely by locality. Local community groups, some of which may be opposed to property development in general, and new aviation infrastructure in particular, can impact the application of these regulations or the development of new regulations. Additionally, we may not be able to obtain necessary permits and approvals and to make necessary infrastructure changes to enable adoption of our aircraft, such as installation of charging equipment. If we are unable to acquire or maintain space for passenger terminal or maintenance operations in desirable locations, this could prevent our service from being practical for our customers and have a material adverse effect on our business, results of operations and financial condition.
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
Our aircraft may fail to achieve our performance expectations. For example, our aircraft may have a higher noise profile, carry a lower payload or have shorter maximum range than we estimate. Our aircraft also use a substantial amount of software code to operate. Software is inherently complex and often contains defects and errors when first introduced. While we have performed extensive testing, in some instances we are still relying on projections and models to validate the expected performance of our aircraft. To date, we have been unable to validate the performance of our aircraft over the expected lifetime of the aircraft. We may incur significant costs to address any performance issues, or if not detected or addressed, such issues could negatively impact our business, financial condition, operating results and prospects.
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
There are significant challenges associated with producing aircraft in the volumes that we are projecting. Our manufacturing facility and processes remain in the prototype stage. The aerospace industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing aircraft, long lead times to bring aircraft to market, the need for specialized design and development expertise, extensive regulatory requirements, and the need to establish maintenance and service locations. As a manufacturer of electric aircraft, we face a variety of added barriers to entry including additional costs of developing and producing an electric powertrain, regulations associated with the transport of lithium-ion batteries and unproven customer demand for a fully electric aerial mobility service. Additionally, we are developing production lines for components and at volumes for which there is little precedent within the traditional aerospace industry.
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
Operating aircraft is subject to various risks, and we expect demand for our aerial ridesharing services to be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our aircraft. Such accidents or incidents could also have a material impact on our ability to obtain or maintain FAA certification for our aircraft and could impact confidence in our aircraft type or the eVTOL industry as a whole, particularly if such accidents were due to a safety issue. We believe that regulators and the general public are still forming their opinions about the safety and utility of aircraft that are highly reliant on lithium-ion batteries and advanced flight control software capabilities and that operate in and around urban areas. An accident or incident involving either our aircraft or a competitor’s aircraft while these opinions are being formed could have a disproportionate impact on the longer-term view of the emerging UAM market.
Additionally, adverse publicity stemming from actual or alleged behavior of any of our employees or third-party contractors could expose us to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such matter, in which case we may be forced to bear substantial losses. Any such incident, even if unrelated to the safety of our aircraft or our services, could result in passengers being reluctant to use our services, which could adversely impact our business, results of operations, financial conditions and prospects.
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
Our aircraft are highly technical vehicles that require regular maintenance and support. We are still developing our understanding of the long-term maintenance profile of the aircraft. If useful lifetimes are shorter than expected this may lead to greater maintenance costs than we anticipate. If our aircraft and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would disrupt the operation of our service and result in higher operating cost, which could have a material adverse effect on our business, financial condition and results of operations.

U.S. Government Contracts and Pre-Certification Operations
The U.S. government may modify or terminate one or more of our existing contracts.
The U.S. government may modify or terminate its contracts with us, without prior notice and at its convenience. In addition, funding may be reduced or withheld as part of the annual U.S. Congressional appropriations process due to fiscal constraints, changing priorities or other reasons. Any loss or reduction of expected funding and/or modification or termination of one or more of our U.S. government contracts could have a material adverse effect on our access to government testing facilities and/or our ability to secure pre-certification operating experience and/or revenues, which could have an adverse impact on our business, financial condition and results of operations.
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
We have incurred significant losses since inception. We incurred net losses of $513.1 million, $258.0 million and $180.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
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
We will need additional capital in the future, including to build high-volume manufacturing, and to develop a skyport network to support a high-volume service.
Our proposed operations contemplate significant manufacturing capacity, aircraft fleet and infrastructure development, including additional skyports where our aircraft can land, both within the United States and internationally. Construction of manufacturing facilities, skyports or other operating facilities will require significant capital expenditures, as will future expansion of and improvements to our operations.

In addition, as our facilities and aircraft mature, our business will require capital expenditures for the maintenance, renovation and improvement of such locations to remain competitive. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, we will need to borrow or otherwise obtain funds.
Prior to the consummation of the Merger, we financed our operations and capital expenditures primarily through private financing rounds. In the future, we may need to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact resulted in significant disruption and volatility of global financial markets. Similar pandemics or other disruptions to global markets could adversely impact our ability to access capital. In addition, increased interest rates in 2022 and 2023 led to a widespread slowdown in investment and funding opportunities, especially for pre-revenue companies, that is expected to continue in the near-term.
We may sell equity securities or debt securities in one or more transactions at prices and in a manner that may materially dilute our current investors. Any debt financing, if available, may involve restrictive covenants that could reduce our operational flexibility or profitability. Debt financing, if available, may result in a significant financial burden if interest rates remain high for a prolonged period or increase in the future. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures which may have an adverse impact on our business, financial condition and results of operations.
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
As of December 31, 2023, Joby had approximately $608.6 million and $82.0 million of federal and state net operating loss carryforwards (“NOLs”) and $44.9 million and $36.4 million federal and state research and development tax credits. Under the Tax Cuts and Jobs Act, federal NOLs generated by the Company in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized and federal NOLs generated by the Company in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes which may have an adverse impact on our business, financial condition and results of operations.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and our ability to comply with applicable regulations could be impaired.
As a public company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K to be filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. An adverse report may be issued if our auditor is not satisfied with the level at which our controls are documented, designed, or operating.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting which was fully remediated as of the year ended December 31, 2023. If we fail to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations. In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
We may invest significant resources in developing new offerings and exploring the application of our proprietary technologies for other uses and those opportunities may never materialize.
While our primary focus is on the design, manufacture and operation of our eVTOL aircraft and the related aerial mobility service, we may invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of these investments.
Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities, expenses, regulatory challenges and other risks that we may not be able to anticipate. We may not be able to predict whether consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or whether any of these initiatives will generate sufficient revenue to offset any expenses or liabilities associated with these investments. For example, our subsidiary, H2FLY, is working on the development of an optimized fuel cell system for hydrogen-electric aircraft. Any such research and development efforts could distract management from current operations and would divert capital and other resources from our more established technologies. Even if we are successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies and have an adverse impact on our business, financial condition and results of operations.
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
While our primary operations are in the United States, we have established relationships with subsidiaries, suppliers and potential partners in select international markets. In addition, we currently have subsidiaries engaged in limited test manufacturing, R&D and other activities in foreign countries. We have also begun working with regulators in other countries, including the United Kingdom, Japan, South Korea and the UAE to pursue commercialization opportunities in those markets and have signed contracts with potential partners in each of these markets under which we make various commitments related to early operations. While foreign certification in many countries leverages our work with the FAA and in some cases, such as the UAE, it may also provide a path to commercial operations prior to receiving certification in the United States, applicable regulations outside the U.S. may differ from or be more stringent than analogous U.S. regulations. International operations are subject to a number of additional risks, including local political or economic instability, cross-border political tensions, challenges in effectively managing employees in foreign jurisdictions, including local labor laws that may be stricter or more costly to comply with than in the U.S., and exposure to potential liabilities under anti-corruption or anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar laws and regulations. If any of these risks materialize it could adversely impact our business, financial condition and results of operations.
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
Our operations are subject to many hazards and operational risks, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by natural disasters, power losses, telecommunications failures, terrorist attacks (including hijacking, use of the aircraft as a weapon, or use of the aircraft to disperse a chemical or biological agent), security related incidents or human errors. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties. Furthermore, there is an increasing focus on environmental disclosure and regulation at the local, state and federal levels. Additional laws in these areas, if enacted, could be difficult or costly to comply with.
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
Certain Joby stockholders are contractually restricted from selling or transferring shares of common stock (the “Lock-up Shares”) for an agreed-upon period of time. For example, certain significant stockholders have agreed to a five-year lockup, with 20% of the Lock-up Shares being released on each anniversary of the closing of the Merger, subject to provisions that allow for a complete release of the Lock-Up Shares if the Company undergoes a change of control (the “Major Company Equityholders Lock-Up Agreement”). Under the Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP, the Sponsor’s Lock-up Shares are subject to the same releases agreed to in the Major Company Equityholders’ Lock-Up Agreement in addition to vesting conditions. Following the expiration of each lockup tranche, the applicable stockholders will no longer be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could reduce the market price of our common stock. As of February 15, 2024, there were approximately 227,835,867 shares subject to the Major Company Equityholders Lock-Up Agreement. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management & Strategy
We have established a risk-based process for assessing, identifying and managing material cybersecurity threats. Our security program utilizes various tools, including physical, administrative and technical safeguards designed to help prevent and respond to cybersecurity threats and incidents. As risks are identified, we implement a variety of measures to manage and mitigate these risks such as firewalls, intrusion detection processes/systems, and vulnerability management. We have a Cyber Defense Center that utilizes incident response plans and various tools such as Splunk and Crowdstrike to respond and recover from cyber incidents. We also have an outside firm on retainer should the need arise to obtain additional assistance.
In addition, we have established an Information Security Awareness Program focused of several areas:
•Formal training on topics such as phishing each month;
•During Cyber Security Awareness month we provide additional training on topics like IT Policy, access management, and effective password management;
•Company-wide informal training through lunch & learn sessions and department meetings;
• Tabletop exercises with key personnel during which we simulate cybersecurity threats to test our capabilities and continually improve our response protocols.
We are actively engaged with the Aviation Information Sharing and Analysis Center (ISAC) which gathers, analyzes and shares information to combat cyber-related threats and weaknesses. We use this information to ensure we are aware of possible threats that could occur within our industry.
During the last three fiscal years, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. For more information on our cybersecurity related risks, see Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Governance
The Audit Committee of our Board of Directors is primarily responsible for oversight of the Company’s risk assessment and risk management, including cybersecurity risks. The committee meets at least annually with our Head of Information Technology, who provides a report on the Company’s current risk assessment as well as mitigation efforts. The Audit Committee also periodically updates the Board of Directors on risk matters.
Keith Moss, our Head of Information Technology, oversees our cybersecurity and information security program. He has over 30 years of experience in various CISO and information technology roles, and was previously the IT Director at Ford Motor Company North America. He holds a Master of Science in Computer Engineering and a Bachelor of Science in Computer Science from the University of Michigan and an MBA from Bowling Green State University.

Item 2. Properties
Our corporate headquarters are located in Santa Cruz, California, and consist of approximately 162,000 square feet. We operate primarily out of facilities located in the U.S., in Santa Cruz, San Carlos and Marina, California, Washington, D.C. and internationally in Munich and Stuttgart, Germany, Linz, Austria, San Jose, Costa Rica, and Shenzhen, China. All of our facilities, except for the newly-purchased corporate headquarters, are located on land that is leased from third parties or, in the case of certain of our Santa Cruz facilities, from entities partially or wholly owned by our CEO, JoeBen Bevirt.
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
Our testing facility in Santa Cruz, California is a retired rock quarry. While the nature of this facility is suitable for advanced R&D and testing activities, this facility lacks compliance with applicable building codes, zoning codes and similar regulations and ordinances. We have transitioned most of the research and development work to our facility in Santa Cruz. In addition, we are working with the County of Santa Cruz to bring the site into compliance for our remaining limited testing operations at the facility.

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
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023, for reference to discussion of the fiscal year ended December 31, 2021, the earliest of the three fiscal years presented. This discussion and analysis includes forward looking statements that involve risks and uncertainties. Please see the section of this Annual Report on Form 10-K titled “Special Note Regarding Forward-Looking Statements.”
Overview
We have spent more than a decade designing and testing a piloted all-electric, vertical take-off and landing (“eVTOL”) aircraft that we intend to operate as part of a fast, quiet and convenient service in cities around the world. The aircraft is quiet when taking off, near silent when flying overhead and is designed to transport a pilot and four passengers at speeds of up to 200 mph, with a range optimized for urban markets of 100 miles on a single charge. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With more than 1,000 successful test flights already completed, and as the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis, we believe we are well positioned to be the first eVTOL manufacturer to earn airworthiness certification from the Federal Aviation Administration (“FAA”).
We do not currently intend to sell these aircraft to independent third parties or individual consumers as a primary business model. Instead, we plan to manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver transportation services to our customers, including government agencies such as the U.S. Air Force (“USAF”) through sales or contracted operations, and to individual end-users through a convenient app-based aerial ridesharing service. We delivered our first aircraft for initial service operations with the U.S Department of Defense (“DOD”) in September 2023 and are targeting commercial passenger operations in 2025. We believe this vertically-integrated business model will generate the greatest economic returns, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. There may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable to sell aircraft in the future. We do not expect this would change our core focus on building a vertically integrated transportation company.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of December 31, 2023, we had an accumulated deficit of $1,247.7 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our February 2021 merger with Reinvent Technology Partners, a special purpose acquisition company (the “Merger”).
Key Factors Affecting Operating Results
See the section entitled “Risk Factors” for a further discussion of these considerations.
Development of the Urban Air Mobility (“UAM”) Market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We delivered our first aircraft for initial service operations with the DOD in September 2023 and are targeting commercial passenger operations in 2025. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.
We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service may include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground, air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety, convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist. We anticipate initial operations with our U.S. government customers to be followed by operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations.
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
Government Certification
We agreed to a signed, stage 4 “G-1” certification basis for our aircraft with the FAA in 2020. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step towards certifying any new aircraft in the U.S. Our aircraft was originally intended to be certified in line with the FAA’s existing Part 23 requirements for Normal Category Airplanes, with special conditions introduced to address requirements specific to our unique aircraft. In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and would, instead, require certification under the “powered lift” classification. Based on the FAA’s revised certification requirements, we re-signed an updated stage 4 "G-1" certification basis in July 2022, which was published in the federal register in November 2022.
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
In addition to certifying our aircraft, we will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our aerial ridesharing service. We anticipate being able to meet the requirements of such authorizations and certifications. If we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or if any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.
U.S.Government Contracts
In December 2020, we became, to our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the USAF, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the USAF’s Agility Prime program. Our multi-year relationship with the DOD and other U.S. government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In addition to the operational learnings and advanced research support, our contracts, which we expanded in July 2022 and again in April 2023, have a total potential value of more than $131 million through 2026. We are actively pursuing additional contracts and relationships that would further secure these on-base operations going forward. Our U.S. government contracting parties may modify, curtail or terminate its contracts with us without prior notice, either at its convenience or for default based on performance, or may decline to accept performance or exercise subsequent option years. We may also be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or DOD.
Vertically-Integrated Business Model
Our business model is to serve as a vertically-integrated eVTOL transportation service provider. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our projections are dependent on certifying and delivering aircraft on time and at a cost that will allow us to offer our service at prices that a sufficient number of customers will be willing to pay for the time and efficiency savings they receive from utilizing our eVTOL services. Our aircraft include parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. Our vertically-integrated business model also relies, in part, on developing and certifying component parts rather than sourcing already certified parts from third-party suppliers. While we believe this model will ultimately result in a more performant aircraft and better operating economics, the increased time and effort required to develop and certify these components may result in delays compared to alternative approaches.
Our vertically-integrated approach is also dependent on recruiting, developing and retaining the right talent at the right time to support engineering, certification, manufacturing, and go-to-market operations. As we progress through the certification process, we will have an increasing need to accelerate hiring in selected areas. If we are unable to add sufficient headcount it could impact our ability to meet our expected timelines for certification and entry into service.
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
Components of Results of Operations
Revenue
Flight services
Flight services revenue primarily includes consideration received for our performance of customer-directed flights and on-base operations for various DOD agencies. We recognize revenue as we fulfill our performance obligations in an amount that reflects the consideration we expect to receive.
Operating expenses
Flight services
Flight services expenses consist primarily of costs related to flight, flight support, and maintenance personnel, expenses associated with support aircraft such as rent and fuel, depreciation of capitalized ground support equipment, and our aircraft electricity cost, as directly attributed to our performance of the flight services. Flight services expenses do not include the costs of manufacturing our aircraft and aircraft parts as such costs are expensed when incurred as Research and Development Expenses (see below).
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
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, our management determined that certain previously developed technology that was accessible to us could be repurposed and applied to providing high-volume, rapid COVID-19 diagnostic testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company accounted for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% as of December 31, 2022.
In June 2022, SummerBio notified us of its decision to wind down testing operations and close the business, which SummerBio substantially executed by the end of December 2022.
The Company recognized income of nil and $19.5 million (net of impairment loss) for the years ended December 31, 2023 and 2022, respectively.
Gain (Loss) from changes in Fair Value of Warrants and Earnout Shares Liabilities
Publicly-traded warrants (“Public Warrants”), private placement warrants issued to Sponsor (“Private Placement Warrants”), warrants issued to Delta Air Lines, Inc. (“Delta Warrants”) and shares of common stock owned by Sponsor subject to certain terms on vesting, lock-up and transfer (“Earnout Shares”) are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period.
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
Results of Operations
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	December 31,		Change
	2023	2022	($)	(%)
Revenue:
Flight services	$1,032	$—	1,032	100%
Operating expenses:
Flight services	200	—	200	100%
Research and development	367,049	296,281	70,768	24%
Selling, general and administrative	105,877	95,922	9,954	10%
Total operating expenses	473,126	392,203	80,923	21%
Loss from operations	(472,094)	(392,203)	(79,891)	20%
Interest and other income, net	45,561	16,787	28,774	171%
Income from equity method investment	—	19,463	(19,463)	(100)%
Gain/(loss) from change in fair value of warrants and earnout shares	(86,378)	98,002	(184,379)	(188)%
Total other income (loss), net	(40,817)	134,252	(175,069)	(130)%
Loss before income taxes	(512,911)	(257,951)	(254,960)	99%
Income tax expense	139	92	47	51%
Net loss	$(513,050)	$(258,043)	(255,007)	99%

Revenue
Flight Services
Flight services revenue primarily includes consideration for our performance of customer-directed flights and on-base operations for various DOD agencies. We recognize revenue as we fulfill our performance obligations in an amount that reflects the consideration we expect to receive.
Operating expenses
Flight services
Flight services expenses consist primarily of costs related to flight, flight support, and maintenance personnel, expenses associated with support aircraft such as rent and fuel, depreciation of capitalized ground support equipment, and our aircraft electricity cost, as directly attributed to our performance of the flight services. Flight services expenses do not include the costs of manufacturing our aircraft and aircraft parts as such costs are expensed when incurred as Research and Development Expenses.
Research and Development Expenses
Research and development expenses increased by $70.8 million, or 24%, to $367.0 million during the year ended December 31, 2023 from $296.3 million during the year ended December 31, 2022. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, as well as increased quantity of materials used in prototype development and testing. These costs were partially offset by government research and development grants earned through operations as part of our Department of Defense contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.0 million, or 10%, to $105.9 million during the year ended December 31, 2023 from $95.9 million during the year ended December 31, 2022. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in professional services cost related to legal, accounting and recruiting support.
Total Other Income (loss), Net
Total other income (loss), net decreased by $175.1 million, or 130%, to a loss of $40.8 million during the year ended December 31, 2023 from a gain of $134.3 million during the year ended December 31, 2022. The decrease was primarily driven by a $184.4 million loss from changes in fair value of warrants and earnout shares, a $19.5 million decrease in income from equity method investment due to winding down of SummerBio’s business operations, partially offset by $28.8 million increase in interest and other income due to increased interest rates on higher invested funds.
Liquidity and Capital Resources
Sources of Liquidity

We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of stock and convertible notes. From inception through December 31, 2023, we raised net proceeds of $1,067.9 million from the Merger, $843.3 million from the issuances of redeemable convertible preferred stock and convertible notes prior to the Merger, $60.0 million from issuance of shares and warrants to Delta Air Lines, Inc., $180.2 million in net proceeds from our registered direct offering to certain institutional investors and net proceeds of $99.9 million from our issuance of shares to SKT. As of December 31, 2023, we had cash, cash equivalents and restricted cash of $204.8 million and short-term investment in marketable securities of $828.2 million. Restricted cash, totaling $0.8 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.

Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the cash we expect to generate from future operations will provide sufficient funding to support us through the initial launch of our commercial operations in 2025. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Year Ended December 31,		Change
	2023	2022	($)	(%)
Net cash (used in) provided by:
Operating activities	$(313,831)	$(235,925)	$(77,906)	33%
Investing activities	80,304	(630,789)	711,093	(113)%
Financing activities	288,239	60,456	227,783	377%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$54,712	$(806,258)	$860,970	(107)%

Net cash used in operating activities for the year ended December 31, 2023 was $313.8 million, consisting primarily of a net loss of $513.1 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $93.6 million in stock-based compensation expense, a $86.4 million loss from change in the fair value of warrants and earnout shares, $30.5 million in depreciation and amortization expense and a net decrease in our net working capital of $8.9 million, partially offset by $20.2 million net accretion of our investments in marketable securities.
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
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the year ended December 31, 2023 of $80.3 million was primarily due to proceeds from the sales and maturities of marketable securities of $920.9 million, partially offset by purchases of marketable securities of $810.0 million and purchases of property and equipment of $30.6 million
Net cash used in investing activities for the year ended December 31, 2022 of $630.8 million was primarily due to purchases of marketable securities of $1,359.0 million, purchases of property and equipment of $54.9 million and acquisition of assets of $5.7 million, partially offset by proceeds from the sales and maturities of marketable securities of $788.8 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 of $288.2 million was primarily due to net proceeds of $180.2 million from our registered direct offering to certain institutional investors and net proceeds of $99.9 million from our issuance of common shares to SKT, proceeds from the issuance of common stock under the employee stock purchase plan of $6.9 million and $2.1 million, proceeds from exercise of stock options and issuance of common stock warrants, partially offset by repayments for finance lease obligations and tenant improvement loan totaling $0.8 million.
Net cash provided by financing activities for the year ended December 31, 2022 of $60.5 million was primarily due to proceeds from the issuance of common stock and warrants of $60.1 million , $1.4 million from exercise of stock options, partially offset by repayments for capital lease obligations and tenant improvement loan totaling $1.0 million.
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
The significant accounting policies of the Company are described in more detail in Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies and estimates to be critical to the preparation of our Consolidated Financial Statements.
Stock-Based Compensation
We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility we use to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, we determine whether an adjustment to the observable market price is required. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation, and account for forfeitures as they occur. Some of our awards contain service-based vesting condition as well as performance-based vesting condition. We consider the probability of achieving each of the performance goals at the end of each reporting period and recognize expense over the requisite period when achievement of the goal is determined to be probable, and adjust the expense if the probability of achieving the goal later changes. The Company estimates the probabilities based on available information about the progress made towards performance goals at each reporting period. Our performance based awards issued under annual Bonus Plan are classified as a liability until such time that the respective milestones have been met, at which point the liability is reclassified to equity. If it is determined that the milestone cannot be met, the liability is reversed.
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
Expected volatility - We estimate the expected volatility of our common stock on the date of grant based on the historical stock price volatility of our own common shares within the same length of period as the expected term. Where, in some cases, our common share trading history is shorter than the expected term, and for periods prior to the Merger since we were not a publicly traded company, we estimated the expected volatility for our stock options and awards under our ESPP program by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards.
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
Our long-lived assets are evaluated for impairment as of the end of each reporting period for events and circumstances that indicate the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value, or changes in technology.
If we conclude that events and circumstances indicate the assets may be impaired, to determine if impairment exists for our property and equipment used in operations, we group our property and equipment by type (the lowest level for which there are identifiable cash flows) and then estimate their future cash flows based on projections of capacity, asset age, maintenance requirements, and other relevant conditions. An impairment occurs when the sum of the estimated undiscounted future cash flows are less than the aggregate carrying value of the assets. The impairment loss recognized is the amount by which the assets' carrying value exceeds its estimated fair value. We estimate our property and equipment's fair value using third party valuations which consider the effects of the current market environment, age of the assets, and marketability.
We have not identified any events and circumstances that would indicate that our long-lived assets may be impaired. Accordingly, we have not recorded any impairment charge to our existing property and equipment during the twelve months ended December 31, 2023.
Accounting for Leases
We determine if an arrangement is a lease, or contains a lease, at inception. We analyze our contractual arrangements to evaluate whether they have any embedded leases. The asset component of our operating leases is recorded as right-of-use assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in our consolidated balance sheets. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Due to significant volume of contractual arrangements we enter, we may not be able to identify all embedded leases arrangements, resulting in understatement of our right-of-use assets and liabilities.
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
Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Determining that options are reasonably certain to be exercised requires us to make certain assumptions about our future operations and space and assets requirements. Incorrect assumptions may result in our lease term being incorrect, impacting our right-of-use assets and liabilities.
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
Recent Accounting Pronouncements
See Note 2 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,033.0 million as of December 31, 2023. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Joby Aviation, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock, shareholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue Recognition — Refer to Notes 2 and 13 to the financial statements
Critical Audit Matter Description
The Company receives payments from certain United States (“U.S.”) government entities as part of the Company’s research and development and service arrangements with these entities. To evaluate if these payments are contributions received or are in exchange for goods or services and are therefore within the scope of Financial Accounting Standard Board Accounting Standards Codification Topic 606, Revenue form Contracts with Customers (“ASC 606”), the Company first determines if counterparties meet ASC 606’s definition of a customer in the context of the arrangements. The counterparty is a customer if it obtains goods or services that are an output of the Company’s ordinary activities in exchange for consideration.
We identified management’s accounting evaluation and conclusion on whether certain of the Company’s agreements entered into with U.S. government entities during 2023 represent contracts with a customer in the scope of ASC606 as a critical audit matter. This required a high degree of auditor judgement and an increased extent of effort, including the involvement of professionals in our firm having expertise in revenue recognition when performing audit procedures to evaluate the accounting conclusion.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s accounting evaluation and conclusion on whether certain of the Company’s agreements entered into with U.S. government entities during 2023 are in the scope of ASC 606 included the following, among others:

•We tested the effectiveness of the control over management’s review of complex non-routine transactions that includes transactions with U.S. government entities.
•With the assistance of professionals in our firm having expertise in revenue recognition, we evaluated management’s accounting evaluation and conclusion on whether certain of the Company’s agreements entered into with U.S. government entities during 2023 result in the Company being obligated to transfer goods or services to the U.S. government entities.
•We evaluated whether the assertions and assumptions made by management supporting their conclusion regarding the application of certain of the Company’s agreements entered into with U.S. government entities during 2023 were consistent with underlying agreements.
•We evaluated the Company’s disclosures related to the accounting for certain of the Company’s agreements entered into with U.S. government entities during 2023 for conformity with the relevant requirements under ASC606.

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2024

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Joby Aviation, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Joby Aviation, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2024

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$204,017	$146,101
Short-term investments	828,233	910,692
Total cash, cash equivalents and short-term investments	1,032,250	1,056,793
Restricted cash	—	3,204
Other receivables	4,659	4,021
Prepaid expenses and other current assets	18,842	20,160
Total current assets	1,055,751	1,084,178
Property and equipment, net	103,430	92,103
Operating lease right-of-use assets	28,286	25,149
Restricted cash	762	762
Intangible assets	6,585	12,581
Goodwill	14,011	14,011
Other non-current assets	60,610	64,200
Total assets	$1,269,435	$1,292,984
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,006	$7,710
Operating lease liabilities, current portion	4,312	3,710
Accrued expenses and other current liabilities	37,818	18,783
Total current liabilities	45,136	30,203
Operating lease liabilities, net of current portion	26,349	23,613
Warrant liability	62,936	28,783
Earnout shares liability	95,969	44,055
Other non-current liabilities	4,683	1,589
Total liabilities	235,073	128,243
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized at December 31, 2023 and 2022. No shares issued and outstanding at December 31, 2023 and 2022.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized at December 31, 2023 and 2022, 698,262,025 and 622,602,815 shares issued and outstanding at December 31, 2023 and 2022, respectively	70	61
Additional paid-in capital	2,282,475	1,908,179
Accumulated deficit	(1,247,703)	(734,653)
Accumulated other comprehensive loss	(480)	(8,846)
Total stockholders’ equity	1,034,362	1,164,741
Total liabilities and stockholders’ equity	$1,269,435	$1,292,984
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Flight services	$1,032	$—	$—
Operating expenses:
Flight services	200	—	—
Research and development (including related party purchases of $1,667, $1,600 and $2,339 for the years ended December 31, 2023, 2022, and 2021 respectively)	367,049	296,281	197,568
Selling, general and administrative (including related party purchases of $286, $360 and $533 for the years ended December 31, 2023, 2022 and 2021 respectively)	105,877	95,922	61,521
Total operating expenses	473,126	392,203	259,089
Loss from operations	(472,094)	(392,203)	(259,089)
Interest and other income (loss), net	45,561	16,787	(1,278)
Income from equity method investment	—	19,463	29,405
Transaction expenses related to merger	—	—	(9,087)
Gain (loss) from change in fair value of warrants and earnout shares	(86,378)	98,002	49,853
Convertible note extinguishment loss	—	—	(665)
Total other income (loss), net	(40,817)	134,252	68,228
Loss before income taxes	(512,911)	(257,951)	(190,861)
Income tax expense (benefit)	139	92	(10,537)
Net loss	$(513,050)	$(258,043)	$(180,324)
Net loss per share, basic and diluted	$(0.79)	$(0.44)	$(0.61)
Weighted-average common shares outstanding, basic and diluted	647,907,598	585,544,043	294,851,732
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(513,050)	$(258,043)	$(180,324)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	8,240	(7,985)	(546)
Foreign currency translation gain (loss)	126	(739)	(103)
Total other comprehensive income (loss)	8,366	(8,724)	(649)
Comprehensive loss	$(504,684)	$(266,767)	$(180,973)
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	332,764,215	$768,312	122,058,940	$12	$12,579	$(296,286)	$527	$(283,168)
Net loss		—	—	—	—	(180,324)	—	(180,324)
Other comprehensive loss	—	—	—	—	—	—	(649)	(649)
Issuance of redeemable convertible preferred stock	11,601,210	77,619	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,435,543	—	1,113	—	—	1,113
Repurchase of common stock	—	—	(138,291)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	568	—	—	568
Stock-based compensation	—	—	—	—	26,932	—	—	26,932
Issuance of common stock upon vesting of restricted stock units	—	—	26,634	—	—	—	—	—
Issuance of common stock upon exercise of SVB warrants	—	—	752,732	—	—	—	—	—
Issuance of redeemable convertible preferred stock upon exercise of In-Q-Tel warrants	68,629	—	—	—	691	—	—	691
Issuance of common stock upon conversion of Uber convertible notes	—	—	7,716,780	1	77,398	—	—	77,399
Conversion of redeemable convertible preferred stock into common stock in connection with the reverse recapitalization	(344,434,054)	(845,931)	344,434,054	34	845,897	—	—	845,931
Issuance of common stock upon the reverse recapitalization, net of issuance costs	—	—	127,333,290	13	823,167	—	—	823,180
Other noncash compensation	—	—	—	—	5,086	—	—	5,086
Cancelation of common shares upon reorganization, net	—	—	(445,353)	—	—	—	—	—
Balance at December 31, 2021	—	$—	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss		—	—	—	—	(258,043)	—	(258,043)
Other comprehensive loss	—	—	—	—	—	—	(8,724)	(8,724)
Issuance of common stock upon exercise of stock options	—	—	2,532,788	—	1,530	—	—	1,530
Issuance of common stock upon vesting of restricted stock units	—	—	4,864,507	—	—	—	—	—
Issuance of common stock in private placement	—	—	11,044,232	1	43,905	—	—	43,906
Shares withheld related to net share settlement	—	—	(13,041)	—	(85)	—	—	(85)
Vesting of early exercised stock options	—	—	—	—	326	—	—	326
Stock-based compensation	—	—	—	—	69,072	—	—	69,072
Balance at December 31, 2022	—	$—	622,602,815	$61	$1,908,179	$(734,653)	$(8,846)	$1,164,741
Net loss		—	—	—	—	(513,050)	—	(513,050)
Other comprehensive loss	—	—	—	—	—	—	8,366	8,366
Issuance of common stock upon exercise of stock options	—	—	2,923,022	3	1,907	—	—	1,910
Issuance of common stock in private placement	—	—	59,160,449	6	279,893	—	—	279,899
Issuance of common stock upon vesting of restricted stock units	—	—	11,694,630	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan			1,881,109		6,918			6,918
Vesting of early exercised stock options and common stock issued in private placement	—	—	—	—	523	—	—	523
Stock-based compensation	—	—	—	—	85,055	—	—	85,055
Balance at December 31, 2023	—	$—	698,262,025	$70	$2,282,475	$(1,247,703)	$(480)	$1,034,362
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(513,050)	$(258,043)	$(180,324)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	30,493	23,995	15,943
Non-cash interest expense and amortization of debt costs	—	—	2,893
Stock-based compensation expense	93,636	69,072	26,932
Other non-cash compensation expense	—	—	5,046
(Gain)/loss from change in the fair value of warrants and earnout shares	86,378	(98,002)	(49,853)
Loss from transaction costs related to merger	—	—	9,087
Write-off of in-process research and development project	—	—	5,030
Income from equity method investment	—	(19,463)	(29,405)
Net accretion and amortization of investments in marketable debt securities	(20,202)	(5,237)	4,335
Deferred income taxes	—	—	(10,544)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(573)	(1,823)	(11,807)
Other non-current assets	309	20,016	10,480
Accounts payable and accrued and other liabilities	6,442	10,884	6,438
Non-current liabilities	2,736	22,676	—
Net cash used in operating activities	(313,831)	(235,925)	(195,749)
Cash flows from investing activities
Purchase of marketable securities	(809,978)	(1,358,953)	(401,626)
Proceeds from sales and maturities of marketable securities	920,879	788,761	422,084
Purchases of property and equipment	(30,597)	(54,890)	(32,340)
Acquisitions, net of cash	—	(5,707)	(6,854)
Net cash provided by (used in) investing activities	80,304	(630,789)	(18,736)
Cash flows from financing activities
Proceeds from merger	—	—	1,067,922
Payments for offering costs	—	—	(50,391)
Proceeds from issuance of convertible notes and convertible preferred stock, net	—	—	74,972
Proceeds from issuance of common stock in private placement, net	280,110	60,060	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	6,918	—	—
Proceeds from the exercise of stock options and warrants issuance	2,055	1,437	1,456
Repayments of tenant improvement loan and obligations under finance lease	(844)	(1,041)	(1,179)
Net cash provided by financing activities	288,239	60,456	1,092,780
Net change in cash, cash equivalents and restricted cash	54,712	(806,258)	878,295
Cash, cash equivalents and restricted cash, at the beginning of the year	150,067	956,325	78,030
Cash, cash equivalents and restricted cash, at the end of the year	$204,779	$150,067	$956,325
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$204,017	$146,101	$955,563
Restricted cash	762	3,966	762
Cash, cash equivalents and restricted cash in consolidated balance sheets	$204,779	$150,067	$956,325
Non-cash investing and financing activities
Unpaid property and equipment purchases	$1,769	$3,553	$654
Property and equipment purchased through finacing leases	$5,221	$694	$926
Right-of-use assets acquired through operating leases	$5,652	$29,202	$—
Uber Elevate acquisition in exchange for Series C redeemable convertible preferred stock	$—	$—	$77,154
Conversion of Uber note payable to Series C preferred stock	$—	$—	$77,399
Conversion of preferred stock	$—	$—	$846,622
Net non-cash assets acquired in merger	$—	$—	$1,159
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Company and Nature of Business
Description of Business
Joby Aviation, Inc. (“Joby Aviation” or the “Company”) is a vertically integrated air mobility company that is building a clean, quiet, fully electric vertical takeoff and landing (“eVTOL”) aircraft to be used by the Company to deliver air transportation as a service. The Company is headquartered in Santa Cruz, California.
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
Significant Risks and Uncertainties
Management expects losses and negative cash flows to continue for the foreseeable future, primarily as a result of continued research and development efforts. The Company historically funded its research and development efforts through equity and debt issuances. In 2020, the Company received $70.5 million in gross proceeds from additional issuances of Legacy Joby Series C Preferred Stock. In January 2021, the Company received $75.0 million in gross proceeds from the issuance of a convertible promissory note. In August 2021, the Company raised approximately $1.0 billion in net proceeds from the Reverse Recapitalization (Note 3). In October 2022, the Company received $60.0 million from the issuance of stock and warrant (Note 11). In May 2023, the Company received $180.2 million for the issuance of stock in a registered direct offering to certain institutional investors and in June 2023, the Company received $99.9 million for the issuance of stock in a private placement to SK Telecom, Co., Ltd., a corporation organized under the laws of the Republic of Korea (“SKT”) (Note 12).
Failure to raise additional funding or generate sufficient positive cash flows from operations in the longer term could have a material adverse effect on the Company’s ability to achieve its intended business objectives.
The Company operates in a dynamic high-technology industry. The Company is subject to a number of risks, including the possibility of the Urban Air Mobility (“UAM”) market not achieving its expected potential; potential competition from ground-based mobility solutions and other eVTOL developers and operators; the Company’s ability to secure adequate infrastructure; the possibility that its aircraft may not meet the required safety and performance standards; the Company’s ability to obtain relevant regulatory approvals for the certification and manufacture of its aircraft and the commercialization of its service in a timely manner or at all; the ability of the U.S. government to modify or terminate existing contracts; the Company’s ability to raise future capital when needed; and risks related to the Company’s vertically-integrated business model.
The Company's foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing income tax and other laws, possible limitations on foreign investment and income repatriation, government pricing or foreign exchange controls, and restrictions on currency exchange.
In March, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and recommended containment measures worldwide. Although many of the restrictions have since been lifted or scaled back, the pandemic significantly impacted supply chains, employee workforce, governmental regulators and global capital markets. A resurgence of COVID-19 or the occurrence of a new global pandemic could significantly impact the Company’s certification timeline, manufacturing capabilities or UAM operations.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to current year’s presentation.
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
Earnout Shares Liability
In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP (“Sponsor Agreement”), Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified Release Events, as further described in Note 11. In accordance with ASC 815-40, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (loss), net in the consolidated statements of operations.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, expenses, and disclosure of contingent assets and liabilities. The most significant estimates are related to the stock-based awards, long-lived assets and leases. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under related circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.
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
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and restricted cash, short-term investments and other receivables. At December 31, 2023 and 2022, cash and cash equivalents consisted of cash deposited with domestic and foreign financial institutions that are of high-credit quality. The Company is exposed to credit risk in the event of default by the domestic financial institutions to the extent that cash and cash equivalent deposits are in excess of amounts insured by the Federal Deposit Insurance Corporation. Foreign cash balances are not insured. The Company has not experienced any losses on its deposits since inception. Short-term investments consist of government and corporate debt securities and corporate asset backed securities that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.
The Company has other receivables due from United States and foreign government agencies under the Company’s government grant contracts. At December 31, 2023 and 2022, those government agencies receivables accounted for 73% and 44% of the Company’s other receivables, respectively. The Company provides for uncollectible amounts on an expected credit loss basis by recording an allowance for doubtful receivables based on historical information, current conditions, and reasonable and supportable forecasts.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2023, restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million. At December 31, 2022, restricted cash primarily related to (i) approximately $2.2 million of cash temporarily retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller, in connection with the acquisition of an aerospace software engineering company in May 2022 (Note 5) which was settled during the three months ended June 30, 2023, (ii) a security deposit for a lease obligation of approximately

$0.8 million and (iii) collateral on a letter of credit associated with key equipment purchases of approximately $1.0 million which was settled during the three months ended March 31, 2023.
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
On January 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, on a modified retrospective basis. At each reporting period, the Company evaluates its marketable debt securities at the individual security level to determine whether there is a decline in the fair value below its amortized cost basis (an impairment). In circumstances where the Company intends to sell, or are more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statements of operations, with a corresponding write-down of the security’s amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. The factors considered in determining whether a credit loss exists include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying security issuers, credit ratings actions, as well as other factors.
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
The Company did not record any allowance for credit losses during the year ended December 31, 2023.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore, it accounted for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% as of December 31, 2022. In June 2022, SummerBio notified the Company of its decision to wind down testing operations and close the business, which SummerBio substantially completed by the end of December 2022.
The Company recognized income of nil, $19.5 million (net of impairment loss) and $29.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, within income from equity method investment on the consolidated statement of operations for its investment in SummerBio.
Property and Equipment, net
Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are primarily recorded using the straight-line method over the estimated useful lives of the assets, generally two years to thirty years. Leasehold improvements and equipment finances under capital leases are amortized over the shorter of the estimated useful life of the asset or the remaining term of the lease.

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of the asset may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets in 2023, 2022 and 2021.
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

Revenue Recognition
Identifying the customer
The Company receives payments primarily from U.S. and foreign government entities as part of the Company’s research and development and service arrangements with these entities. To evaluate if these arrangements are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company first determines if counterparties meet ASC 606’s definition of a customer in the context of the arrangements (“Customer”).
The counterparty is a Customer if it obtains goods or services that are an output of the Company’s ordinary activities in exchange for consideration. To determine if an arrangement with counterparty represents an exchange transaction, the Company analyses arrangements using the following indicators of an exchange transaction:
•The arrangement represents a reciprocal transfer that results in counterparty acquiring assets or services.
•Both the Company and counterparty agree on the amount of assets transferred in exchange for goods and services that are of commensurate value (versus counterparty having full discretion).
•The funds to be received by the Company allow for performance at a profit (versus partial cost-reimbursement basis).
•The goods or services provided by the Company directly benefit the counterparty or are for counterparty’s own use.
•If there are potential public benefits, they are secondary to the potential direct benefit to the counterparty.
•The counterparty obtains proprietary rights or other privileges and exclusive knowledge of research outcomes.
•Contractual provisions of the arrangement provide for the assessment of penalties beyond the amount of assets transferred if the Company fails to perform (versus limited to delivery of assets/services already provided and the return of unspent funds).

Recognizing revenue
If the Company concludes that the arrangement’s counterparty is not a Customer, the Company accounts for this arrangement as described in Government Grants and Research and Development sections of this footnote. If the Company concludes that counterparty is a Customer and arrangement is not a lease, the Company records revenue in accordance with ASC 606 core principle at the time when counterparty obtains control of promised goods or services in the amount that reflects the consideration expected to be received by the Company in exchange for those goods or services.
The Company uses five-step model to recognize the revenue: (1) identify the contract with the Customer; (2) identify performance obligation(s); (3) determine transaction price for the contract; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when, or as, performance obligations are satisfied.

Practical expedients, alternatives and policy elections
Allocation of transaction price to optional goods or services: When a Customer has a material right to acquire future goods or services and those goods or services are similar to the original goods or services in the contract and are provided in accordance with the terms of the original contract, then the Company, as a practical alternative to estimating the standalone selling price of the option, allocates the transaction price to the optional goods or services by reference to the goods or services expected to be provided and the corresponding expected consideration. A material right exists if the Customer is only able to obtain these future goods or services by entering into the original contract and the option provides the Customer with the ability to obtain the additional goods or services at a discount that is incremental to a discount typically given to that class of customer.
Immaterial promised goods or services: For promised goods or services that are immaterial in the context of the contract with the Customer, the Company does not assess whether these promises are performance obligations. If revenue related to such immaterial promises is recognized before related goods or services are transferred to the Customer, the Company accrues costs related to transfer of these goods or services.
Incremental costs of obtaining a contract: The incremental costs of obtaining a contract are expensed when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.
Financing component adjustment: The promised amount of consideration is not adjusted for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a Customer and when the Customer pays for that good or service will be one year or less.
Taxes collected on behalf of the customers: The Company made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authorities when these taxes are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a Customer.
Disclosure of remaining performance obligations: The Company does not disclose remaining performance obligations for contracts that have an original expected duration of one year or less.
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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2023, 2022 and 2021 were $0.2 million, $0.1 million and $0.2 million, respectively, included in selling, general and administrative expenses in the consolidated statements of operations.
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
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility that the Company uses to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, the Company determines whether an adjustment to the observable market price is required. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation, and accounts for forfeitures as they occur. The Company accounts for awards containing performance-based vesting condition based on the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the requisite period, when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes. The Company selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options and employee stock purchase plan awards . The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the award’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.
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

New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. For public business entities, the guidance is effective for annual periods beginning after 15 December 2024. The Company expects the adoption to have a disclosure only impact on its consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance also requires all public entities with a single reportable segment have to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. The guidance applies to all public entities and is effective for fiscal years beginning after 15 December 2023, and for interim periods beginning after 15 December 2024. The Company expects the adoption to have a disclosure only impact on its consolidated financial statements.
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
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1, Level 2 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 11) are classified as Level 1 because they are directly observable in the market. The Company classifies the Private Placement Warrants (as defined in Note 11) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company’s Public Warrants. The Company classifies Delta Warrant and Earnout Shares Liability (as defined in Note 11) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant and Earnout Shares Liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in total other income (loss), net, in the consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$197,543	$—	$—	$197,543
Cash equivalents	$197,543	$—	$—	$197,543
Term deposits	$—	$42,538	$—	$42,538
Asset backed securities	—	27,469	—	27,469
Government debt securities	—	265,681	—	265,681
Corporate debt securities	—	492,545	—	492,545
Available-for-sale investments	—	828,233	—	828,233
Total fair value of assets	$197,543	$828,233	$—	$1,025,776
Liabilities measured at fair value
Common stock warrant liabilities (Public)	$21,097	$—	$—	$21,097
Common stock warrant liabilities (Private Placement)	—	14,105	—	14,105
Common stock warrant liabilities (Delta)	—	—	27,734	27,734
Warrant liabilities	21,097	14,105	27,734	62,936
Earnout Shares Liability	—	—	95,969	95,969
Total fair value of liabilities	$21,097	$14,105	$123,703	$158,905

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$108,119	$—	$—	$108,119
Cash equivalents	108,119	—	—	108,119
Term deposits	—	40,709	—	40,709
Asset backed securities	—	54,707	—	54,707
Government debt securities	—	362,851	—	362,851
Corporate debt securities	—	452,425	—	452,425
Available-for-sale investments	—	910,692	—	910,692
Total fair value of assets	$108,119	$910,692	$—	$1,018,811
Liabilities measured at fair value
Common stock warrant liabilities (Public)	$8,318	$—	$—	$8,318
Common stock warrant liabilities (Private)	—	5,561	—	5,561
Common stock warrant liabilities (Delta)	—	—	14,903	14,903
Warrant liability	8,318	5,561	14,903	28,783
Earnout Shares Liability	—	—	44,055	44,055
Total fair value of liabilities	$8,318	$5,561	$58,958	$72,838

The following is a summary of the Company’s available-for-sale securities (in thousands):

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$42,538	$—	$—	$—	$42,538
Asset backed securities	27,465	21	(17)	—	27,469
Government debt securities	265,439	269	(27)	—	265,681
Corporate debt securities	492,761	299	(515)	—	492,545
Total	$828,203	$589	$(559)	$—	$828,233

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair Value
Term deposits	$40,709	$—	$—	$—	$40,709
Asset backed securities	55,016	—	(309)	—	54,707
Government debt securities	367,324	—	(4,473)	—	362,851
Corporate debt securities	455,854	—	(3,429)	—	452,425
Total	$918,903	$—	$(8,211)	$—	$910,692
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous significant unrealized losses for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the years ended December 31, 2023 and 2022.
In the years ended December 31, 2023 and 2022, the Company did not have any Level 3 financial assets measured at fair value on a recurring basis.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the consolidated statements of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common stock warrant liabilities (Delta)
Fair value as of January 1, 2023	$44,055	$14,903
Change in fair value	51,914	12,830
Fair value as of December 31 2023	$95,969	$27,733
The fair value of the Earnout Shares Liability and Common stock warrant liabilities (Delta) (see Note 11) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
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
Under the terms of the Share Purchase Agreement, certain employees of Uber Elevate who continued their employment with the Company following the acquisition of Uber Elevate were allowed to retain their unvested Uber restricted stock unit awards. The total fair value of these awards was $5.0 million and was recognized by the Company over the period between the acquisition date and awards vesting date, December 16, 2021. The Company recognized $5.0 million as other non-cash compensation during the year ended December 31, 2021 with $4.6 million and $0.4 million included in research and development expenses and selling, general and administrative expenses, respectively.
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
Uber CPN
The Uber CPN was issued in exchange for gross proceeds of $75.0 million, which is the note’s face amount. The Uber CPN bore interest at simple interest rate of 5.00% per annum and matured 2 years after its issuance. Uber CPN was convertible into common or preferred stock of Legacy Joby, depending on the occurrence or non-occurrence of various equity financing scenarios, including an IPO or a merger with (or acquisition of) a SPAC. The Uber CPN was issued at a premium, as its fair value at issuance was $74.5 million, $0.5 million below its face amount. The Company recognized the $0.5 million premium at issuance of Uber CPN as a reduction of the total consideration transferred to Uber for the acquisition of the Uber Elevate. Upon closing of the Merger, the unpaid principal amount of $75.0 million plus accrued and unpaid interest in the amount of $2.2 million was converted into 7,716,780 shares of common stock of Joby Aviation.
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
Note 6. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Equipment	$84,639	$63,656
Buildings	21,384	21,384
Leasehold improvements	18,771	14,319
Computer software	15,114	10,920
Molds and tooling	16,306	10,298
Land	6,270	6,270
Vehicles and aircraft	1,617	1,582
Furniture and fixtures	640	682
Construction in-progress	6,055	6,094
Gross property and equipment	170,796	135,205
Accumulated depreciation and amortization	(67,366)	(43,102)
Property and equipment, net	$103,430	$92,103
Depreciation and amortization expense of property and equipment for the years ended December 31, 2023 and 2022 was $24.4 million and $18.4 million, respectively. Vehicles and aircraft includes utility automobiles used at the Company's various facilities and purchased aircraft to support the Company's air operations and training.

Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	December 31,
	2023	2022
Automation platform software	$7,200	$7,200
Multimodal software technology	4,900	4,900
System simulation software technology	4,600	4,600
Other intangibles	5,328	5,328
Gross intangible assets	22,028	22,028
Accumulated amortization	(15,443)	(9,447)
Intangible assets, net	$6,585	$12,581
Amortization expense related to intangible assets for the years ended December 31, 2023 and 2022 was $6.1 million and $5.6 million, respectively. As of December 31, 2023 the weighted-average amortization period of intangible assets was 1.53 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of December 31, 2023 (in thousands):

Fiscal Year	December 31, 2023
2024	$4,431
2025	2,154
$6,585
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid equipment	$3,471	$4,525
Prepaid software	3,809	5,522
Prepaid taxes	1,603	1,273
Prepaid insurance	6,192	7,702
Other	3,767	1,138
Total	$18,842	$20,160
Other non-current assets
Other non-current assets consist of the following (in thousands):

	December 31,
	2023	2022
Contractual agreement asset	$59,611	$59,611
Long-term prepaid insurance	413	3,770
Other non-current assets	586	819
Total	$60,610	$64,200

Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Vendor related accruals	$11,391	$7,508
Payroll accruals including performance related stock based compensation	16,265	5,992
Contract liabilities under contracts with customers	2,534	—
Deferred research and development credits	3,633	—
Acquisition-related obligation accrual	—	2,167
Other accruals and current liabilities	3,995	3,116
Total	$37,818	$18,783
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

December 31, 2023
2024	$310
2025	85
Total payable amount	395
Less: current portion of tenant improvement loan	(310)
Noncurrent portion of tenant improvement loan, net	$85
Note 8. Leases
The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2050. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. In fiscal year 2022, The Company adopted ASC 842, recognizing operating lease right-of-use asset and liabilities on the consolidated balance sheet and continuing accreting rent expense on a straight-line basis over the term of the operating leases. Rent expense for 2023, 2022 and 2021 was $7.0 million, $5.9 million and $5.7 million, respectively.
As a result of adopting ASC 842 in 2022, the Company recorded lease right-of-use, (ROU) asset of $26.7 million and lease liabilities of $28.7 million as of January 1, 2022, primarily related to ground and building leases based on the present value of future lease payments which were discounted at the Company’s estimated IBR.
The IBR and the remaining lease terms of our facilities as of December 31, 2022 ranged from 2.3% to 9.2% and 3 months to 28 years, respectively. There was no impact to retained earnings upon the adoption of ASC 842.
In 2023, the Company recorded additional ROU assets of $5.7 million and lease liabilities of $5.7 million related to building leases based on the present value of future lease payments which were discounted at the Company’s estimated IBR. The IBR and the remaining lease terms of our facilities as of December 31, 2023 ranged from 3.5% to 9.2% and 2 months to 26 years, respectively.

The Company purchased equipment with total gross book value of $6.5 million under finance lease agreements, of which $1.0 million and $0.7 million was purchased during 2023 and 2022, respectively. Interest rates for the finance leases have ranged from 4.0% to 15.0% per annum. Accumulated depreciation for equipment acquired under the finance leases was $2.7 million and $1.6 million as of December 31, 2023 and 2022, respectively.
In addition to the equipment finance leases, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $3.8 million as of December 31, 2023.
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2023	December 31, 2022
Operating leases
Assets
Operating lease right-of-use assets	$28,286	$25,149
Liabilities
Operating lease liabilities, current	$4,312	3,710
Operating lease liabilities, non-current	26,349	23,613
Total operating lease liabilities	$30,661	$27,323

Finance leases
Assets
Financing lease right-of-use assets	$10,150	$4,903
Accumulated amortization	(2,701)	(1,638)
Financing lease right-of-use assets, net	$7,449	$3,265
Liabilities
Finance lease liabilities, current	$1,597	$522
Finance lease liabilities, non-current	4,411	821
Total finance lease liabilities	$6,008	$1,343

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	6.3 years	7.7 years
Finance leases	4.1 years	3.0 years

Weighted-average discount rate
Operating leases	6.9%	5.6%
Finance leases	7.7%	6.9%

Maturities of lease liabilities as of December 31, 2023 were as follows:

	December 31, 2023
	Operating Leases	Finance Leases
2024	$6,011	$1,669
2025	6,204	1,627
2026	6,175	1,329
2027	6,168	1,224
2028	5,636	1,174
2029 and thereafter	8,638	166
Total undiscounted lease payments	$38,832	$7,189
Less: imputed interest	(8,171)	(1,181)
Total lease liabilities	$30,661	$6,008
Lease Costs
The table below presents certain information related to the lease costs for the year ended December 31, 2023:

	Year Ended December 31,
	2023	2022
Operating lease cost	$5,760	$5,640

Finance Leases
Amortization of right-of-use assets	1,063	537
Interest on lease liabilities	243	66

Other Lease Costs
Short-term lease cost	2,342	1,402
Variable lease cost(1)	2,414	1,235
Total lease cost	$11,822	$8,880
(1) Consist primarily of common-area maintenance, taxes and utilities

The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(5,559)	$(5,427)
Operating cash flows from finance leases	$(243)	$(66)
Finance cash flows from finance leases	$(583)	$(777)

Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$5,652	$29,202
Finance lease liabilities	$5,221	$694

Note 9. Commitments and Contingencies
Contingencies
As of December 31, 2023, the Company had $13.0 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2023, and 2022, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of December 31, 2023 and 2022.
Note 10. Redeemable Convertible Preferred Stock
Upon the completion of the Merger, all outstanding Legacy Joby redeemable convertible preferred stock converted into shares of common stock (Note 3). As of December 31, 2023 and 2022, there were no holders of the Company’s preferred stock.
Note 11. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the year ended December 31, 2023, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. The Private Warrant liability was remeasured to fair value as of December 31, 2023, 2022 and 2021, resulting in a loss of $8.5 million and gains of $12.4 million and $3.9 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the consolidated statements of operations.

The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. The public warrant liability was remeasured to fair value based upon the market price as of December 31, 2023, 2022 and 2021, resulting in a loss of $12.8 million and gains of $18.6 million and $5.9 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the consolidated statements of operations.
Earnout Shares Liability
In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement, Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified release events. In accordance with ASC 815 Derivatives and Hedging, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of total other income (loss), net in the consolidated statements of operations.
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company's common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of December 31, 2023.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. During the years ended December 31, 2023, 2022 and 2021, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $51.9 million and gains of $65.8 million and $40.1 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the consolidated statement of operations.
Assumptions used in the valuation are as follows:

	December 31,		August 10,
	2023	2022	2021
Expected volatility	75.30%	73.70%	62.20%
Risk-free interest rate	3.90%	3.92%	1.36%
Dividend rate	0.00%	0.00%	0.00%
Expected term (in years)	7.61	8.61	10.00
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
The Company concluded that no assets or liabilities were transferred by either party beyond the Company’s issuance of common stock and warrants in exchange for the total cash consideration from Delta, that the umbrella agreement does not constitute a funded research and development agreement in the scope of ASC 730 Research and Development or a collaborative agreement in the scope of ASC 808 Collaborative Agreements, and that the Delta Warrant is a freestanding financial instrument not indexed to the Company’s own stock. Accordingly, the Company recognized the issuance of Common Stock as equity in additional paid-in capital on consolidated balance sheets and the Delta Warrant as liability on the consolidated balance sheets at fair value.

The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. The Delta Warrant’s liability was remeasured to fair value as of December 31, 2023 and 2022, resulting in a loss of $12.8 million and a gain of $1.2 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the consolidated statements of operations.
Assumptions used in the valuation of Delta Warrants are as follows:

	December 31,		October 7,
	2023	2022	2022
Expected volatility	75.30%	75.10%	72.20%
Risk-free interest rate	3.90%	3.89%	3.89%
Dividend rate	0.00%	0.00%	0.00%
Expected term (in years)	8.80	9.80	10.00
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
Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of December 31, 2023 and 2022, there were no preferred stock issued and outstanding.
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The holders of common stock are not entitled to cumulative voting rights with respect to the election of directors, and as a consequence, minority stockholders are not able to elect directors on the basis of their votes alone. As of December 31, 2023 and 2022, no dividends have been declared to date.
The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2023	2022
Stock options outstanding under 2016 Stock Plan	13,574,585	17,093,447
Unvested RSU's under 2016 Stock Plan	4,675,812	6,635,600
Unvested RSU's under 2021 Stock Plan	26,400,887	21,901,527
Remaining shares available for future issuance under the 2021 plan	80,671,660	69,365,590
Common stock warrants	28,783,333	28,783,333
Total common stock reserved	154,106,277	143,779,497
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
Other Stock Offerings
On May 5, 2023, the Company issued 43,985,681 shares of common stock at a price of $4.10 per share in a registered direct offering to certain institutional investors for net proceeds of $180.2 million, after deducting offering expenses payable by the Company of $0.2 million.
On June 29, 2023, the Company issued 15,037,594 shares of common stock at a price of $6.65 per share in a private placement to SKT for net proceeds of $99.9 million, after deducting offering expenses payable by the Company of $0.1 million. In connection with the investment, the Company entered into an agreement with SKT (the “Registration Rights Agreement”) with respect to the issued shares (the “Registrable Securities”) under which, subject to certain requirements and customary conditions, SKT may require the Company to register the Registrable Securities as described in the Registration Rights Agreement. The Registration Rights Agreement contains additional customary covenants between the Company and SKT and certain restrictions on transfer of the Registrable Securities. The registration rights will terminate at such time as Rule 144 is available for the sale of all of the Registrable Securities without limitation during a three-month period without registration and in certain events related to a change of control.
Note 13. Revenue Recognition
The Company’s revenue is primarily from provision of flight services to its customers. The Company recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration the Company expects to receive for those goods or services.
Flight services
Flight services revenue primarily includes consideration for the Company’s performance of customers directed flights and on-base operations for various U.S. Department of Defense agencies (“DOD”). These services are used by the DOD to demonstrate how eVTOL aircrafts can support a range of logistics missions, in realistic mission settings, including cargo and passenger transportation, and could be operated by both the Company’s and DOD’s personnel. On-base operations also include the training of DOD pilots and aircraft maintenance crews, as well as access to aircraft simulator, which provides the DOD with valuable insight into the performance of an eVTOL aircraft. Revenues are recognized as services are rendered and performance obligations are satisfied over time in accordance with contractual terms.

Flight services operating expenses primarily comprise of flight, flight support, and maintenance personnel, cost of operating flight-support aircraft, depreciation of capitalized ground support equipment and the Company’s aircraft electricity costs, as directly attributed to the Company’s performance of these flight services. Flight services operating expenses do not include aircraft and aircraft parts manufacturing costs as these costs are expensed as research and development costs by the Company when incurred, based on applicable research and development accounting guidance.
Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing flight services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when the Company has a contract with a customer for which revenues has been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e., satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenues in which advance consideration is received from customers for contracts where revenues are recognized based on future performance of services. The Company typically invoices customers on a monthly basis with the payment due between 30 and 60 days from the date of invoice.
There were no contract assets and receivables from the customers as of December 31, 2023, 2022 and 2021. There was no revenue from contracts with the customers during the years ended December 31, 2022, and 2021.

Contract liabilities represents payments by customers in advance of receiving the Company’s flight services, see table below (in thousands).

	December 31,
	2023	2022
Contract liabilities under contracts with customers	$2,534	$—
Remaining Performance Obligations
Remaining performance obligations represent contracts for which work has not been performed and future revenue recognition is expected. The Company has elected the practical expedient permitting the exclusion of disclosing remaining performance obligations for contracts that have an original expected duration of one year or less. The Company’s contracts with its customers can be cancelled without penalty and with a notice period of less than a year. Additionally, these contracts do not commit customers to acquire specific amounts of flight services and permit them to decrease the flight services under the contracts with a corresponding decrease in the consideration without penalty.
Note 14. Stock-based Compensation
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
Under the 2016 Plan, stock options were generally granted with an exercise price equal to the estimated fair value of the Company’s common stock, as determined by the Company’s Board of Directors on the date of grant. Options generally have contractual terms of ten years.
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
The fair value of the RSU’s granted under the 2016 Plan was determined by the Company’s Board of Directors on the date of grant. Generally, RSUs have six years vesting period and contractual terms of ten years.
On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On December 31, 2023, the number of shares available for issuance under 2021 Plan was 80,671,660. On January 1, 2024, the number of shares available for issuance under 2021 plan increased by 27,930,481 shares.

Stock Options Activity
The summary of stock option activity for the year ended December 31, 2023 is as follows:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2022	17,093,447	$0.68	6.97	$45,689
Additional shares authorized
Options canceled and forfeited	(555,855)	$0.65
Repurchases	—
Options granted	—
Options exercised	(2,963,007)	$0.57
Balances—December 31, 2023	13,574,585	$0.70	6.15	$80,736
Vested and expected to vest	13,574,585	$0.70	6.15	$80,736
Shares exercisable (vested and unvested)	7,928,025	$0.57	6.00	$48,210
The weighted-average grant date fair value of options granted in the years ended December 31, 2023, 2022 and 2021 was nil, nil and $9.16, respectively. The total intrinsic value of options exercised was $15.2 million, $12.0 million and $20.1 million respectively, during the years ended December 31, 2023, 2022 and 2021.

Restricted Stock Units
A summary of RSU activity for the year ended December 31, 2023 is as follows: (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2022	28,537,127	$5.75	$95,599
Granted	16,542,324	$6.67
Vested	(11,696,228)	$5.18
Forfeited	(2,306,524)	$6.26
Balances—December 31, 2023	31,076,699	$6.41	$206,660
The total fair value of RSUs vested for the years ended December 31, 2023, 2022 and 2021 was $60.6 million, $36.0 million and $0.2 million, respectively.
On December 16, 2021, the Company’s Board of Directors approved a performance-based bonus program under which RSUs were awarded in connection with the achievement of specified goals to be achieved in 2022 (“2022 Bonus Plan”). The RSUs awarded under 2022 Bonus Plan vested on January 1, 2023 and are included in Restricted Stock Units activity for the year ended December 31, 2023.
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
The Company recorded stock-based compensation expense of $31.3 million for the year ended December 31, 2023, in relation to 2023 Bonus Plan and LTI awards. The Company recorded stock-based compensation expense of $18.0 million for the year ended December 31, 2022, in relation to the 2022 Bonus Plan.

Employee Stock Purchase Plan
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On December 31, 2023, the number of shares available for issuance under 2021 ESPP was 10,906,307. On January 1, 2024, the number of shares available for issuance under 2021 ESPP increased by 3,491,310 shares. During the year ended December 31, 2023, the Company issued 1,881,109 shares under the 2021 ESPP. The stock-based compensation expense recognized for the 2021 ESPP was $3.7 million and $0.4 million for the year ended December 31, 2023 and 2022, respectively.
The assumptions in the Black-Scholes option-pricing models used to determine the fair value of 2021 ESPP awards granted during the year ended December 31, 2023, were as follows:

Year Ended December 31,
	2023	2022
Expected volatility	58.5% - 85.1%	69.1% - 83.9%
Expected dividend yield	—%	—%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	4.9% - 5.4%	4.5% - 4.6%
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

Stock-based compensation expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development expenses	$73,160	$49,713	$19,426
Selling, general and administrative expenses	20,476	19,357	7,506
Total stock-based compensation expense	$93,636	$69,070	$26,932
As of December 31, 2023, total unrecognized compensation cost related to stock awards was $200.0 million to be recognized over a weighted average remaining requisite service period of approximately 2.6 years.
Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of December 31, 2023 and 2022, 1,988,511 and 3,923,509 shares, respectively, were subject to repurchase at a weighted average price of 0.09 per share and $0.10 per share, respectively, and $0.2 million and $0.4 million, respectively, was recorded within the other non-current liabilities on the Company’s consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of December 31, 2023 and 2022, the number of such shares that were subject to repurchase was 1,561,599 and 2,007,595.
Note 15. Income Taxes
The components of loss before taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(506,243)	$(249,550)	$(184,183)
International	(6,668)	(8,401)	(6,678)
Loss before income taxes	$(512,911)	$(257,951)	$(190,861)
The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	6	7	1
Foreign	133	85	6
Total current provision	139	92	7
Deferred
Federal	—	—	(7,917)
State	—	—	(2,627)
Total deferred benefit	—	—	(10,544)
Total provision (benefit)	$139	$92	$(10,537)

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
	%	%	%
Tax at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.6)%	(9.1)%	(7.3)%
Permanent differences	16.8%	(6.3)%	(0.1)%
Change in valuation allowance	9.0%	41.8%	27.9%
Tax credits	(3.2)%	(5.4)%	(5.0)%
Effective income tax rate	0.0%	0.0%	(5.5)%
Significant components of the Company’s net deferred tax assets as of December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$138,735	$161,239	$124,591
Research and development credits	55,492	36,886	22,995
Accruals and reserves	2,479	148	518
Property and equipment	3,110	4,260	1,362
Stock-based compensation	16,396	14,416	4,651
Goodwill	4,311	4,920	3,819
Intangibles	2,234	900	355
Lease Liability	664	600	—
Capitalized R&D	88,985	42,676	—
Total deferred tax assets	312,406	266,045	158,291
Valuation allowance	(295,740)	(249,382)	(141,618)
Net deferred tax assets	16,666	16,663	16,673
Deferred tax liabilities
Contractual agreement	(16,666)	(16,663)	(16,673)
Total deferred tax liabilities	(16,666)	(16,663)	(16,673)
Net deferred tax assets	$—	$—	$—
In connection with the acquisition of Uber Elevate on January 11, 2021, a deferred tax liability was established for the book versus tax basis difference associated with the contractual agreement asset (Note 6). This deferred tax liability created an additional source of income to realize the Company's deferred tax assets. As the Company continues to maintain a full valuation allowance against its net deferred tax assets, this additional source of income resulted in a corresponding release of the Company’s previously recorded valuation allowance against its net deferred tax assets. Consistent with the applicable guidance, this release of the valuation allowance was recorded in the consolidated statements of operations as an income tax benefit.

The following shows the changes in the gross amount of unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits, beginning of the year	$14,571	$8,518	$4,995
Increases related to prior year tax positions	684	219	3,523
Decreases related to prior year tax positions	(1,037)	—	—
Increases related to current year tax positions	6,023	5,834	—
Unrecognized tax benefits, end of year	$20,241	$14,571	$8,518
The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Due to the full valuation allowance at December 31, 2023, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past operating results are not necessarily indicative of future profitability. Management does not believe it is more likely than not that the deferred income tax assets will be realized; accordingly, a full valuation allowance has been established on net deferred income tax assets. The valuation allowance increased by $46.4 million during the year ended December 31, 2023, and by $107.8 million during the year ended December 31, 2022.
As of December 31, 2023, the Company had federal net operating loss carryforwards (“NOLs”) of $608.6 million, of which approximately $15.8 million will begin to expire in 2036 and the remainder do not expire. As of December 31, 2022, the Company had federal NOLs of $516.2 million of which approximately $15.8 million will begin to expire in 2036 and the remainder do not expire. As of December 31, 2023 and 2022, the Company had state NOLs of $82.0 million and $745.0 million, respectively, that will begin to expire in 2031. In addition, the Company had foreign NOLs of $17.1 million and $9.9 million as of December 31, 2023 and 2022, respectively.
At December 31, 2023, the Company had federal research and development credits of $44.9 million and California research and development credits of $36.4 million. The federal credits will expire beginning 2036, while California credits have no expiration. At December 31, 2022, the Company had federal research and development credits of $28.4 million and California research and development credits of $26.1 million. The federal credits will expire beginning 2032, while California credits have no expiration.
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
Note 16. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.6 million, $0.7 million and $1.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. The Company owed these vendors nil and nil as of December 31, 2023 and 2022, respectively.

In addition, the Company entered into certain transactions with SummerBio in the year ended December 2022. These transactions included purchases of COVID-19 testing services for the Company’s employees and certain assets for a total amount of nil, $1.3 million and $1.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $1.3 million during the year ended December 31, 2023. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $3.8 million as of December 31, 2023.
Note 17. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for 2023 and 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(513,050)	$(258,043)	$(180,324)
Denominator:
Weighted-average shares outstanding	647,907,598	585,544,043	294,851,732
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.44)	$(0.61)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

Year Ended December 31,
2023
Common stock warrants	28,783,333
Unvested restricted stock awards	1,561,599
Unvested restricted stock units	31,076,699
Unvested early exercised common stock options	1,988,511
Options to purchase common stock	13,574,585
Total	76,984,727

	Year Ended December 31,
	2022	2021
Common stock warrants	28,783,333	28,783,333
Unvested restricted stock awards	2,007,595	3,029,781
Unvested restricted stock units	28,537,127	10,032,870
Unvested early exercised common stock options	3,923,509	6,454,354
Options to purchase common stock	17,093,447	20,807,198
Earnout Shares	17,130,000	17,130,000
Total	97,475,011	86,237,536

Note 18. Subsequent Events
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of the end of the period covered by this Report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which appears herein.
Remediation of Previously Reported Material Weakness
Management previously identified and disclosed a material weakness in our internal control over financial reporting for the year ended December 31, 2022 related to the lack of sufficient accounting resources with deep technical accounting knowledge to identify and resolve complex accounting issues in a timely manner. Over the course of the year ended December 31, 2023, we enhanced our technical accounting resources by hiring experienced staff and utilizing additional external experts to ensure sufficient support for timely resolution of complex, non-routine transactions.
Based upon the aforementioned remediation actions and testing of operating effectiveness of those remedial controls over a sustained period of financial reporting cycles, we have concluded that the previously reported material weakness has been fully remediated as of December 31, 2023.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, other than described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Plans
On November 30, 2023, Matthew Field, the Company’s Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 145,336 shares of Company common stock beginning March 1,

2024 and ending February 28, 2025. This includes up to 23,050 shares to be issued upon the vesting of RSUs granted to Mr. Field. The actual number of shares that will be released to Mr. Field and may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs and is not yet determinable.
On December 15, 2023, Paul Sciarra, Chairman of the Company’s Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 4,849,900 shares of Company common stock beginning March 15, 2024 and ending February 15, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Executive Officers, Non-Employee Directors and Corporate Governance matters, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among the Registrant, RTP Merger Sub Inc. and Joby Aero, Inc.	S-4	2.1	7/6/2021
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	8-K	3.1	9/21/2023
4.1	Warrant Agreement, dated as of September 16, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	9/21/2020
4.1(a)	Form of Amendment to the Warrant agreement, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	S-4	4.5	7/6/2021
4.2	Specimen Warrant Certificate.	8-K	4.1	9/21/2020
4.3	Description of the Registrant's Securities				X
10.1	Sponsor Agreement, dated as of February 23, 2021, by and among the Registrant, Reinvent Sponsor LLC and Joby Aero, Inc.	S-4	10.2	7/6/2021
10.2	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto.	S-4	10.3	7/6/2021
10.3†	Amended and Restated Registration Rights Agreement, by and among Joby Aviation, Inc. and the other parties thereto.	S-4	10.4	7/6/2021
10.4	Form of Majority Company Equityholders Lock-Up Agreement.	S-4	10.5	7/6/2021
10.5	Form of Indemnification Agreement.	S-1	10.11	8/17/2021
10.6+	Joby Aviation, Inc. 2021 Incentive Award Plan.	S-1	10.12	8/17/2021
10.7+	Form of Stock Option Agreement (included in Exhibit 10.8).	S-1	10.13	8/17/2021
10.8+	Form of Restricted Stock Unit Award Agreement.	S-8	99.3	12/17/2021
10.9+	Joby Aviation, Inc. 2021 Employee Stock Purchase Plan.	S-1	10.15	8/17/2021
10.10#	Collaboration Agreement, dated as of January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	S-4	10.23	7/6/2021
10.11#	Amendment No. 1 dated September 1, 2022, to the Collaboration Agreement, dated January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	10-Q	10.2	11/4/2022
10.12#	Amended and Restated Collaboration Agreement, dated as of August 30, 2019, by and between Joby Aero, Inc. and Toyota Motor Corporation.	S-4	10.24	7/6/2021
10.13#	Memorandum of Understanding, dated as of February 20, 2021, by and between Joby Aero, Inc. and Toyota Motor Corporation.	S-4	10.25	7/6/2021
10.14#	Modification to Other Transaction for Prototype Agreement, dated as of July 14, 2020, by and between Joby Aero, Inc. and The United States Air Force.	S-4	10.26	7/6/2021
10.15#	Other Transaction for Prototype Agreement between the United States Air Force and Joby Aero, Inc. dated March 3, 2022	10-Q	10.1	5/13/2022
10.16#	Other Transaction for Prototype Agreement between the United States Air Force and Joby Aero, Inc. dated July 28, 2022	10-Q	10.1	11/4/2022
10.17+	Non-employee Director Compensation Program	10-K	10.16	3/28/2022

10.18+	Offer letter, dated December 21, 2020, by and between Joby Aero, Inc. and Eric Allison	10-K	10.17	3/28/2022
10.19+	Offer letter, dated February 1, 2021, by and between Joby Aero, Inc. and Matt Field	10-K	10.18	3/28/2022
10.20+	Letter Agreement, dated July 6, 2022, by and between Joby Aero, Inc. and Matt Field	10-Q	10.2	8/12/2022
10.21#	Umbrella Agreement, dated October 7, 2022, among Delta Air Lines, Inc., Joby Aero, Inc., and Joby Aviation, Inc.	8-K	10.1	10/11/2022
10.22	Subscription Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.2	10/11/2022
10.23	Warrant Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.3	10/11/2022
10.24	Registration Rights Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.4	10/11/2022
10.25	Purchase and Sale Agreement, dated November 4, 2022, by and between Frederick Electronics Corporation, Plantronics, Inc., and Joby Aero, Inc.	8-K	10.1	11/9/2022
10.26#	Parts Supply Agreement, between Joby Aero, Inc. and Toyota Motor Corporation., dated February 15, 2023.	10-Q	10.1	8/4/2023
10.27#	Other Transaction for Prototype Agreement, between the United States Air Force and Joby Aero, Inc. dated as of April 4, 2023.	10-Q	10.2	8/4/2023
10.28#	2023 Performance Award Program	10-Q	10.1	5/5/2023
21.1	Significant Subsidiaries of Joby Aviation, Inc.				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney (included on the signature page to the Report)				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Joby Aviation, Inc. Policy for Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Cruz, State of California, on February 26, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on February 26, 2024.

Signature	Title

/s/ JoeBen Bevirt	Chief Executive Officer and Director
JoeBen Bevirt	(Principal Executive Officer)

/s/ Matthew Field	Chief Financial Officer
Matthew Field	(Principal Financial Officer and Principal Accounting Officer)

/s/ Aicha Evans	Director
Aicha Evans

/s/ Halimah DeLaine Prado	Director
Halimah DeLaine Prado

/s/ Reid Hoffman	Director
Reid Hoffman

/s/ Michael Huerta	Director
Michael Huerta

/s/ Tetsuo Ogawa	Director
Tetsuo Ogawa

/s/ Dipender Saluja	Director
Dipender Saluja

/s/ Paul Sciarra	Director
Paul Sciarra

/s/ Laura Wright	Director
Laura Wright