Form 10-Q
period 2024-03-31
Joby Aviation, Inc.
filed 2024-05-08
CIK 1819848

•

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had 708,440,711 shares of common stock outstanding as of May 3, 2024.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$110,548	$204,017
Short-term investments	813,340	828,233
Total cash, cash equivalents and short-term investments	923,888	1,032,250
Other receivables	6,939	4,659
Prepaid expenses and other current assets	20,863	18,842
Total current assets	951,690	1,055,751
Property and equipment, net	103,606	103,430
Operating lease right-of-use assets	28,596	28,286
Restricted cash	762	762
Intangible assets	5,013	6,585
Goodwill	14,011	14,011
Other non-current assets	60,679	60,610
Total assets	$1,164,357	$1,269,435
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,731	$3,006
Operating lease liabilities, current portion	4,492	4,312
Accrued and other current liabilities	30,017	37,818
Total current liabilities	38,240	45,136
Operating lease liabilities, net of current portion	26,517	26,349
Warrant liability	46,969	62,936
Earnout shares liability	72,984	95,969
Other non-current liabilities	4,516	4,683
Total liabilities	189,226	235,073
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized; 705,312,495 and 698,262,025 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	70	70
Additional paid-in capital	2,318,932	2,282,475
Accumulated deficit	(1,342,290)	(1,247,703)
Accumulated other comprehensive loss	(1,581)	(480)
Total stockholders’ equity	975,131	1,034,362
Total liabilities and stockholders’ equity	$1,164,357	$1,269,435
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Flight services	$25	$—
Operating expenses:
Flight services	15	—
Research and development (including related party purchases of $223 and $128 for the three months ended March 31, 2024 and 2023, respectively.)	115,636	75,518
Selling, general and administrative (including related party purchases of $36 and $24 for the three months ended March 31, 2024 and 2023, respectively.)	30,271	24,198
Total operating expenses	145,922	99,716
Loss from operations	(145,897)	(99,716)
Interest and other income, net	12,319	8,400
Gain (Loss) from change in fair value of warrants and earnout shares	39,027	(22,043)
Total other income (loss), net	51,346	(13,643)
Loss before income taxes	(94,551)	(113,359)
Income tax expense	36	34
Net loss	$(94,587)	$(113,393)
Net loss per share, basic and diluted	$(0.14)	$(0.19)
Weighted-average common stock outstanding, basic and diluted	681,749,388	605,184,671
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(94,587)	$(113,393)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(872)	3,245
Foreign currency translation gain (loss)	(229)	27
Total other comprehensive gain (loss)	(1,101)	3,272
Comprehensive loss	$(95,688)	$(110,121)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	698,262,025	$70	$2,282,475	$(1,247,703)	$(480)	$1,034,362
Net loss	—	—	—	(94,587)	—	(94,587)
Stock-based compensation	—	—	35,328	—	—	35,328
Issuance of common stock upon exercise of stock options	1,016,414	—	943	—	—	943
Issuance of common stock upon release of restricted stock units	6,034,056	—	—	—	—	—
Vesting of early exercised stock options and common stock issued in private placement	—	—	186	—	—	186
Other comprehensive loss	—	—	—	—	(1,101)	(1,101)
Balance at March 31, 2024	705,312,495	$70	$2,318,932	$(1,342,290)	$(1,581)	$975,131
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	622,602,815	$61	$1,908,179	$(734,653)	$(8,846)	$1,164,741
Net loss	—	—	—	(113,393)	—	(113,393)
Stock-based compensation	—	—	14,157	—	—	14,157
Issuance of common stock upon exercise of stock options	945,803	—	614	—	—	614
Issuance of common stock upon release of restricted stock units	5,836,813	—	—	—	—	—
Vesting of early exercised stock options	—	—	104	—	—	104
Issuance of common stock in private placement	137,174	—	—	—	—	—
Other comprehensive loss	—	—	—	—	3,272	3,272
Balance at March 31, 2023	629,522,605	$61	$1,923,054	$(848,046)	$(5,574)	$1,069,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(94,587)	$(113,393)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	8,507	7,067
Stock-based compensation expense	27,017	17,258
(Gain)/Loss from change in the fair value of warrants and earnout shares	(39,027)	22,070
Net accretion of investments in marketable debt securities	(5,492)	(3,670)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(4,230)	(8,517)
Other non-current assets	(234)	2,629
Accounts payable and accrued and other current liabilities	1,243	(1,083)
Non-current liabilities	168	(929)
Net cash used in operating activities	(106,635)	(78,568)
Cash flows from investing activities
Purchases of marketable securities	(160,033)	(126,445)
Proceeds from sales and maturities of marketable securities	179,546	116,072
Purchases of property and equipment	(6,885)	(8,756)
Net cash provided by (used in) investing activities	12,628	(19,129)
Cash flows from financing activities
Proceeds from issuance of common stock in private placement, net	—	50
Proceeds from the exercise of stock options and warrants issuance	1,010	612
Repayments of tenant improvement loan and obligations under finance lease	(472)	(240)
Net cash provided by financing activities	538	422
Net change in cash, cash equivalents and restricted cash	(93,469)	(97,275)
Cash, cash equivalents and restricted cash, at the beginning of the period	204,779	150,067
Cash, cash equivalents and restricted cash, at the end of the period	$111,310	$52,792
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$110,548	$49,795
Restricted cash	762	2,997
Cash, cash equivalents and restricted cash	$111,310	$52,792
Non-cash investing and financing activities
Unpaid property and equipment purchases	$1,865	$1,357
Property and equipment purchased through finance leases	$849	$—
Right of use assets acquired through operating leases	$1,399	$—
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
In connection with the execution of the Merger Agreement, RTP entered into separate subscription agreements with a number of investors (each a “PIPE Investor”), pursuant to which the PIPE Investors agreed to purchase, and RTP agreed to sell to the PIPE Investors, shares of Common Stock, in a private placement (“PIPE Financing”). The PIPE Financing closed substantially concurrently with the consummation of the Merger.
The Merger, together with the other transactions described in the Merger Agreement and the PIPE Financing, are referred to herein as the (“Reverse Recapitalization”). The number of Legacy Joby common shares and redeemable convertible preferred shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement. Please refer to Note 3, “Reverse Recapitalization,” in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
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
There have been no changes to the Company’s significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2023, that have had a material impact on the Condensed Consolidated Financial Statements and related notes.
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Condensed Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. In the opinion of management, these unaudited Condensed Consolidated Financial Statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less, from the date of purchase, to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At March 31, 2024 and December 31, 2023, restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million.
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
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1, Level 2 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 6) are classified as Level 1 because they are directly observable in the market. The Company classifies the Private Placement Warrants (as defined in Note 6) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company’s Public Warrants. The Company classifies Delta Warrant and Earnout Shares Liability (as defined in Note 6) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant and Earnout Shares Liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in total other income (loss), net in the condensed consolidated statements of operations.
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$104,810	$—	$—	$104,810
Cash equivalents	$104,810	$—	$—	$104,810
Term deposits	$—	$43,076	$—	$43,076
Asset backed securities	—	55,833	—	55,833
Government debt securities	—	256,966	—	256,966
Corporate debt securities	—	457,465	—	457,465
Available-for-sale investments	—	813,340	—	813,340
Total fair value of assets	$104,810	$813,340	$—	$918,150

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$13,455	$—	$—	$13,455
Common stock warrant liabilities (Private)	—	8,996	—	8,996
Common stock warrant liabilities (Delta)	—	—	24,518	24,518
Warrant liability	13,455	8,996	24,518	46,969
Earnout Shares Liability	—	—	72,984	72,984
Total fair value of liabilities	$13,455	$8,996	$97,502	$119,953

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$197,543	$—	$—	$197,543
Cash equivalents	$197,543	$—	$—	$197,543
Term deposits	$—	$42,538	$—	$42,538
Asset backed securities	—	27,469	—	27,469
Government debt securities	—	265,681	—	265,681
Corporate debt securities	—	492,545	—	492,545
Available-for-sale investments	—	828,233	—	828,233
Total fair value of assets	$197,543	$828,233	$—	$1,025,776

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$21,097	$—	$—	$21,097
Common stock warrant liabilities (Private Placement)	—	14,105	—	14,105
Common stock warrant liabilities (Delta)	—	—	27,734	27,734
Warrant liabilities	21,097	14,105	27,734	62,936
Earnout Shares Liability	—	—	95,969	95,969
Total fair value of liabilities	$21,097	$14,105	$123,703	$158,905
The following is a summary of the Company’s available-for-sale securities (in thousands):

	March 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$43,076	$—	$—	$—	$43,076
Asset backed securities	55,939	—	(106)	—	55,833
Government debt securities	257,223	19	(276)	—	256,966
Corporate debt securities	457,945	44	(524)	—	457,465
Total	$814,183	$63	$(906)	$—	$813,340

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$42,538	$—	$—	$—	$42,538
Asset backed securities	27,465	21	(17)	—	27,469
Government debt securities	265,439	269	(27)	—	265,681
Corporate debt securities	492,761	299	(515)	—	492,545
Total	$828,203	$589	$(559)	$—	$828,233
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2024 and 2023.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common Stock Warrant Liabilities Delta
Fair value as of January 1, 2024	$95,969	$27,734
Change in fair value	(22,985)	(3,216)
Fair value as of March 31, 2024	$72,984	$24,518
The fair value of the Earnout Shares Liability and Common stock warrant liabilities (Delta) (see Note 6) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
Note 4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$89,723	$84,639
Buildings	22,186	21,384
Leasehold improvements	20,296	18,771
Computer software	15,408	15,114
Molds and tooling	16,951	16,306
Land	6,270	6,270
Vehicles and aircraft	1,778	1,617
Furniture and fixtures	875	640
Construction in-progress	4,073	6,055
Gross property and equipment	177,560	170,796
Accumulated depreciation and amortization	(73,954)	(67,366)
Property and equipment, net	$103,606	$103,430
Depreciation and amortization expense of property and equipment for the three months ended March 31, 2024 and 2023 was $7.0 million and $5.5 million, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Automation platform software	$7,200	$7,200
Multimodal software technology	4,900	4,900
System simulation software technology	4,600	4,600
Other intangibles	5,328	5,328
Gross intangible assets	22,028	22,028
Accumulated amortization	(17,015)	(15,443)
Intangible assets, net	$5,013	$6,585
Amortization expense related to intangible assets for the three months ended March 31, 2024 and 2023 was $1.5 million and $1.5 million, respectively. As of March 31, 2024 the weighted-average amortization period of intangible assets was 1.4 years.

The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of March 31, 2024 (in thousands):

Fiscal Year	Amount
2024 (remainder)	$2,846
2025	2,167
$5,013
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid equipment	$3,694	$3,471
Prepaid software	6,866	3,809
Prepaid taxes	2,067	1,603
Prepaid insurance	3,984	6,192
Other	4,252	3,767
Total	$20,863	$18,842
Other non-current assets
Other non-current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	373	413
Other non-current assets	695	586
Total	$60,679	$60,610
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Vendor related accruals	$10,947	$11,391
Payroll accruals including performance related stock based compensation	8,098	16,265
Contract liabilities under contracts with customers	3,218	2,534
Deferred research and development credits	$3,552	3,633
Other accruals and current liabilities	4,202	3,995
Total	$30,017	$37,818

Note 5. Commitments and Contingencies
Contingencies

As of March 31, 2024, the Company had $12 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of March 31, 2024, and December 31, 2023, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of March 31, 2024 and December 31, 2023.
Note 6. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three months ended March 31, 2024, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three months ended March 31, 2024 and 2023, the Private Placement Warrant liability was remeasured to fair value as of March 31, 2024 and 2023, resulting in gain of $5.1 million and a loss of $1.9 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three months ended March 31, 2024 and 2023, the public warrant liability was remeasured to fair value based upon the market price as of March 31, 2024 and 2023, resulting in a gain of $7.6 million and a loss of $2.9 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of March 31, 2024.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three months ended March 31, 2024 and 2023, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $23.0 million and a loss of $13.0 million, respectively, included within the gain (loss) from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations.

Assumptions used in the valuation are as follows:

	March 31, 2024	December 31, 2023
Expected volatility	75.00%	75.30%
Risk-free interest rate	4.20%	3.90%
Dividend rate	0.00%	0.00%
Expected term (in years)	7.36	7.61

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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. The Delta Warrant’s liability was remeasured to fair value as of March 31, 2024 and 2023, resulting in a gain of $3.2 and a loss of $4.2 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations
Assumptions used in the valuation of Delta Warrants are as follows:

	March 31, 2024	December 31, 2023
Expected volatility	75.00%	75.30%
Risk-free interest rate	4.20%	3.90%
Dividend rate	—%	—%
Expected term (in years)	8.5	8.8

Note 7. Stock-based Compensation
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
The fair value of the RSU’s granted under the 2016 Plan was determined by the Company’s Board of Directors on the date of grant. Generally, RSUs granted under the 2016 Plan have a six year vesting period.
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
The fair value of the RSU’s granted under the 2021 Plan was determined by the Company’s Board of Directors on the date of grant. Generally, RSUs granted under the 2021 Plan have a four year vesting period.

Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2023	31,076,699	$6.41	$206,660
Granted	10,064,357	$6.07
Vested	(6,034,073)	$6.28
Forfeited	(421,497)	$6.01
Balances—March 31, 2024	34,685,486	$6.34	$185,914
The total fair value of RSUs vested for the three months ended March 31, 2024 and 2023 was $37.9 million and $26.7 million, respectively.
On February 27, 2023, the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”) approved a performance-based bonus program under which RSUs were awarded in connection with the achievement of specified goals in 2023 (“2023 Bonus Plan”). The RSU awards were granted when the achievement of each goal was approved by the Compensation Committee in 2023, and the RSUs vested in equal installments in each of January, February, March and April 2024 provided the employee or consultant continued to be a service provider through the relevant vesting dates. The target bonus opportunity was equal to 30% of the employee’s base salary as of the applicable grant date, with stretch bonus goals that are one-third higher than the target amounts unless otherwise established by the Compensation Committee. In accordance with ASC 718 Compensation - Stock Compensation, awards under 2023 Bonus Plan were classified as a liability until such time that the respective milestones were met, at which point the liability was reclassified to equity. If it was determined that the milestone could not be met, the liability was reversed.
On February 12, 2024, the Compensation Committee approved a performance-based program under which RSUs are awarded. Each RSU represents the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified objectives tied to five goals during 2024 (“2024 Bonus Plan”). Each goal has criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and the amount of the awards that will vest is calculated by summing the actual achievement percentages as of December 31, 2024. The maximum possible amount that will vest is 125%. If exactly the minimum or target levels are achieved, 45% and 100% of the awards, respectively, will vest. The RSUs awarded under the 2024 Bonus Plan will vest in equal installments on each of January 14, 2025, February 10, 2025, March 4, 2025 and April 7, 2025, subject in each case to the participant’s continued status as a service provider through respective vesting date. In accordance with ASC 718 Compensation - Stock Compensation, the Company has determined that 2024 Bonus Plan awards are equity awards with performance condition, and classified them as an equity.
The Company recorded stock-based compensation expense of $7.3 million and $3.3 million during the three months ended March 31, 2024 and 2023 in relation to 2024 Bonus Plan and 2023 Bonus Plan.
In June 2023, the Compensation Committee approved long-term incentive performance-based RSU awards (“LTI Awards”) to certain employees of the Company. The LTI Awards vest in a single installment on June 21, 2026, provided that (i) certain performance conditions are met on or prior to that date and (ii) the employee continues to be a service provider through the vesting date. The Company considers the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the requisite service period when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes.
On February 12, 2024, the Compensation Committee approved a long-term performance-based RSU awards (“LPA Awards”) to certain employees of the Company. The LPA Awards have the same performance conditions as the awards granted under the 2024 Bonus Plan and will vest in three equal annual installments on the anniversary of the grant date, provided that performance conditions are satisfied and the employee continues to be a service provider through the respective vesting dates. In accordance with ASC 718 Compensation - Stock Compensation, Management has determined that these LPA awards are equity awards with performance and service conditions, and classified them as an equity.
The Company recorded stock-based compensation expense of $1.5 million and nil during the three months ended March 31, 2024 and 2023, in relation to LPA and LTI awards.

Employee Stock Purchase Plan
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On January 1, 2024, the number of shares available for issuance under 2021 ESPP increased by 3,491,310 shares. The stock-based compensation expense recognized for the 2021 ESPP was $1.3 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company's stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$20,670	$13,044
Selling, general and administrative expenses	6,347	4,214
Total stock-based compensation expense	$27,017	$17,258
Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of March 31, 2024 and December 31, 2023, 1,730,478 and 1,988,511 shares, respectively, were subject to repurchase at a weighted average price of $0.08 per share and $0.09 per share, respectively, and $0.1 million and $0.2 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of March 31, 2024 and December 31, 2023, the number of such shares that were subject to repurchase was 1,449,183 and 1,561,599, respectively.

Note 8. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.2 million and $0.2 million during the three months ended March 31, 2024 and 2023, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling nil and nil during the three months ended March 31, 2024 and 2023, respectively. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $3.8 million as of December 31, 2023.
Note 9. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three months ended March 31, 2024 and 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(94,587)	$(113,393)
Denominator:
Weighted-average shares outstanding	681,749,388	605,184,671
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.19)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Common stock warrants	28,783,333	28,783,333
Unvested restricted stock awards	34,685,486	23,855,690
Options to purchase common stock and unvested restricted stock awards	13,992,365	17,782,326
Unvested early exercised common stock options	1,730,478	3,338,985
Total	79,191,662	73,760,334

Note 10. Subsequent Events
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
Overview
We have spent more than a decade designing and testing a piloted all-electric, vertical take-off and landing (“eVTOL”) aircraft that we intend to operate as part of a fast, quiet and convenient service in cities around the world. The aircraft is quiet when taking off, near silent when flying overhead and is designed to transport a pilot and four passengers at speeds of up to 200 mph, with a range optimized for urban markets of 100 miles on a single charge. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With more than 1,000 successful test flights already completed, and as the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis which was subsequently published in final form in the Federal Register, we believe we are well positioned to be the first eVTOL manufacturer to earn airworthiness certification from the Federal Aviation Administration (“FAA”).
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
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of March 31, 2024, we had an accumulated deficit of $1,342.3 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
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
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing aerospace companies launch competing solutions in the markets in which we intend to operate or obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023.
Government Certification
We signed a revised, stage 4 “G-1” certification basis for our aircraft with the FAA in July 2022, which was published in final form in the Federal Register in March 2024. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step towards certifying any new aircraft in the U.S.
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
U.S. Government Contracts
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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2024	2023	($)	(%)
Revenue:
Flight services	$25	$—	25	100%
Operating expenses:
Flight services	15	—	15	100%
Research and development	115,636	75,518	40,118	53%
Selling, general and administrative	30,271	24,198	6,073	25%
Total operating expenses	145,922	99,716	46,206	46%
Loss from operations	(145,897)	(99,716)	(46,181)	46%
Interest and other income, net	12,319	8,400	3,919	47%
Gain (Loss) from change in fair value of warrants and earnout shares	39,027	(22,043)	61,070	(277)%
Total other income (loss), net	51,346	(13,643)	64,989	(476)%
Loss before income taxes	(94,551)	(113,359)	18,808	(17)%
Income tax expenses	36	34	2	6%
Net loss	$(94,587)	$(113,393)	18,806	(17)%

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
Research and Development Expenses
Research and development expenses increased by $40.1 million, or 53%, to $115.6 million during the three months ended March 31, 2024 from $75.5 million during the three months ended March 31, 2023. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, decrease in expense reduction due to lower grants earned as part of our government contracts, as well as increased quantity of materials used in prototype development and testing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.1 million, or 25%, to $30.3 million during the three months ended March 31, 2024 from $24.2 million during the three months ended March 31, 2023. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase professional services cost related to legal, accounting and recruiting support.
Total Other Income (loss), Net
Total other income (loss), net increased by $65.0 million, or 476%, to $51.3 million income, net during the three months ended March 31, 2024 from total other income (loss), net of $13.6 million loss during the three months ended March 31, 2023. The increase was primarily driven by a $61.1 million change in fair value of warrants and earnout shares and a $3.9 million increase in interest and other income due to increased interest rates on invested funds.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of stock and convertible notes. From inception through March 31, 2024, we raised net proceeds of $1,067.9 million from the Merger $843.3 million from the issuances of redeemable convertible preferred stock and convertible notes prior to the Merger, $60.0 million from issuance of shares and warrants to Delta Air Lines, Inc. $180.2 million in net proceeds from our registered direct offering to certain institutional investors and net proceeds of $99.9 million from our issuance of shares to SKT. As of March 31, 2024, we had cash, cash equivalents and restricted cash of $111.3 million and short-term investment in marketable securities of $813.3 million. Restricted cash, totaling $0.8 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the cash we expect to generate from future operations will provide sufficient funding to support us through the initial launch of our commercial service operations in 2025. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2024	2023	($)	(%)
Net cash (used in) provided by:
Operating activities	$(106,635)	$(78,568)	(28,067)	36%
Investing activities	12,628	(19,129)	31,757	(166)%
Financing activities	538	422	116	27%
Net decrease in cash, cash equivalents, and restricted cash	$(93,469)	$(97,275)	3,806	(4)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $106.6 million, consisting primarily of a net loss of $94.6 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $27.0 million stock-based compensation expense and $8.5 million depreciation and amortization expense, partially offset by a $39.0 million gain from change in the fair value of warrants and earnout shares, a net increase in our net working capital of $3.1 million and $5.5 million net accretion and amortization of our investments in marketable securities.
Net cash used in operating activities for the three months ended March 31, 2023 was $78.6 million, consisting primarily of a net loss of $113.4 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which included $22.1 million loss from change in the fair value of warrants and earnout shares, $17.3 million stock-based compensation expense and $7.1 million depreciation and amortization expense, partially offset by a net increase in our net working capital of $7.9 million and $3.7 million net accretion and amortization of our investments in marketable securities.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2024 of $12.6 million was primarily due to proceeds from the sales and maturities of marketable securities of $179.5 million, partially offset by purchases of marketable securities of $160.0 million and purchases of property and equipment of $6.9 million.

Net cash used in investing activities for the three months ended March 31, 2023 of $19.1 million was primarily due to purchases of marketable securities of $126.4 million and purchases of property and equipment of $8.8 million, partially offset by proceeds from the sales and maturities of marketable securities of $116.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 of $0.5 million was primarily due to proceeds from exercise of stock options of $1.0 million, partially offset by repayment of tenant improvement loan and obligations under finance lease of $0.5 million.
Net cash provided by financing activities for the three months ended of $0.4 million was primarily due to proceeds from exercise of stock options and issuance of common stock warrants issuance of $0.6 million, partially offset by repayment of tenant improvement loan and capital lease obligations of $0.2 million.

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
The significant accounting policies of the Company are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $924.6 million as of March 31, 2024. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider material, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On March 4, 2024, Bonny Simi, the Company’s President of Operations, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 367,742 shares of Company common stock beginning June 3, 2024 and ending May 30, 2025. This includes up to 36,457 shares to be sold upon the vesting of RSUs granted to Ms. Simi. The actual number of shares that will be released to Ms. Simi and may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs and is not yet determinable.
On March 15, 2024, Didier Papadopoulos, the Company’s President of Aircraft OEM, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 233,379 shares of Company common stock beginning July 1, 2024 and ending June 27, 2025. This includes up to 203,700 shares to be sold upon the vesting of RSUs granted to Mr. Papadopoulos. The actual number of shares that will be released to Mr. Papadopoulos and may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs and is not yet determinable.
On March 15, 2024, Paul Sciarra, Chairman of the Company’s board of directors, terminated an existing trading plan intended to satisfy Rule 10b5-1(c) (the “Terminated Plan”). The Terminated Plan was adopted on December 15, 2023, was scheduled to expire on February 15, 2025, and provided for the sale of up to 4,849,900 shares subject to certain conditions. As of the date of termination Mr. Sciarra had sold 202,080 under the Terminated Plan.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-4	3.2	7/6/2021
3.2	Bylaws of Joby Aviation, Inc.	8-K	3.1	9/21/2023
10.1#+	2024 Performance Award Program				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
# Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation #S-K, Item 601(b)(10)

+ Indicates a management contract or compensatory plan.
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

Joby Aviation, Inc.

Date: May 7, 2024	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: May 7, 2024	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer