Form 10-Q
period 2024-06-30
Joby Aviation, Inc.
filed 2024-08-08
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 716,142,677 shares of common stock outstanding as of August 5, 2024.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024 . Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$175,100	$204,017
Short-term investments	649,933	828,233
Total cash, cash equivalents and short-term investments	825,033	1,032,250
Other receivables	13,266	4,659
Prepaid expenses and other current assets	19,363	18,842
Total current assets	857,662	1,055,751
Property and equipment, net	105,846	103,430
Operating lease right-of-use assets	27,631	28,286
Restricted cash	762	762
Intangible assets	10,975	6,585
Goodwill	14,322	14,011
Other non-current assets	60,616	60,610
Total assets	$1,077,814	$1,269,435
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,314	$3,006
Operating lease liabilities, current portion	4,699	4,312
Accrued and other current liabilities	33,144	37,818
Total current liabilities	43,157	45,136
Operating lease liabilities, net of current portion	25,397	26,349
Warrant liability	40,871	62,936
Earnout shares liability	69,281	95,969
Other non-current liabilities	4,524	4,683
Total liabilities	183,230	235,073
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized; 713,879,586 and 698,262,025 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	71	70
Additional paid-in capital	2,362,128	2,282,475
Accumulated deficit	(1,465,582)	(1,247,703)
Accumulated other comprehensive loss	(2,033)	(480)
Total stockholders’ equity	894,584	1,034,362
Total liabilities and stockholders’ equity	$1,077,814	$1,269,435
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Flight services	$28	$—	$53	$—
Operating expenses:
Flight services	15	—	30	—
Research and development (including related party purchases of $325 and $786 for the three months ended June 30, 2024 and 2023, respectively, $548 and $914 for the six months ended June 30, 2024 and 2023, respectively.)	112,996	88,849	228,632	164,367
Selling, general and administrative (including related party purchases of $49 and $139 for the three months ended June 30, 2024 and 2023, respectively, $85 and $163 for the six months ended June 30, 2024 and 2023, respectively.)	31,304	27,120	61,575	51,318
Total operating expenses	144,315	115,969	290,237	215,685
Loss from operations	(144,287)	(115,969)	(290,184)	(215,685)
Interest and other income, net	11,191	10,683	23,510	19,083
Gain (Loss) from change in fair value of warrants and earnout shares	9,814	(180,737)	48,841	(202,780)
Total other income (loss), net	21,005	(170,054)	72,351	(183,697)
Loss before income taxes	(123,282)	(286,023)	(217,833)	(399,382)
Income tax expense	10	56	46	90
Net loss	$(123,292)	$(286,079)	$(217,879)	$(399,472)
Net loss per share, basic and diluted	$(0.18)	$(0.45)	$(0.32)	$(0.64)
Weighted-average common stock outstanding, basic and diluted	689,324,227	636,679,165	685,536,805	621,018,919
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(123,292)	$(286,079)	$(217,879)	$(399,472)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(290)	1,403	(1,162)	4,648
Foreign currency translation loss	(162)	(268)	(391)	(241)
Total other comprehensive gain (loss)	(452)	1,135	(1,553)	4,407
Comprehensive loss	$(123,744)	$(284,944)	$(219,432)	$(395,065)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	698,262,025	$70	$2,282,475	$(1,247,703)	$(480)	$1,034,362
Net loss	—	—	—	(94,587)	—	(94,587)
Stock-based compensation	—	—	35,328	—	—	35,328
Issuance of common stock upon exercise of stock options	1,016,414	—	943	—	—	943
Issuance of common stock upon release of restricted stock units	6,034,056	—	—	—	—	—
Vesting of early exercised stock options and common stock issued in private placement	—	—	186	—	—	186
Other comprehensive loss	—	—	—	—	(1,101)	(1,101)
Balance at March 31, 2024	705,312,495	$70	$2,318,932	$(1,342,290)	$(1,581)	$975,131
Net loss	—	—	—	(123,292)	—	(123,292)
Stock-based compensation	—	—	28,441	—	—	28,441
Issuance of common stock upon exercise of stock options	424,313	1	311	—	—	312
Issuance of common stock upon release of restricted stock units	3,594,727	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	1,227,816		4,942			4,942
Issuance of common stock in acquisition	3,320,235	—	9,472			9,472
Vesting of early exercised stock options	—	—	30	—	—	30
Other comprehensive loss	—	—	—	—	(452)	(452)
Balance at June 30, 2024	713,879,586	$71	$2,362,128	$(1,465,582)	$(2,033)	$894,584
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

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(217,879)	$(399,472)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	17,192	14,525
Stock-based compensation expense	55,387	42,480
(Gain)/Loss from change in the fair value of warrants and earnout shares	(48,841)	202,780
Net accretion of investments in marketable debt securities	(9,472)	(9,690)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(7,579)	(5,929)
Other non-current assets	795	4,480
Accounts payable and accrued and other current liabilities	5,878	2,137
Non-current liabilities	(952)	(1,623)
Net cash used in operating activities	(205,471)	(150,312)
Cash flows from investing activities
Purchases of marketable securities	(169,931)	(281,019)
Proceeds from sales and maturities of marketable securities	356,541	393,956
Purchases of property and equipment	(15,339)	(14,140)
Net cash provided by investing activities	171,271	98,797
Cash flows from financing activities
Proceeds from issuance of common stock in private placement, net	—	280,196
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	4,942	3,801
Proceeds from the exercise of stock options and warrants issuance	1,291	1,346
Repayments of tenant improvement loan and obligations under finance lease	(950)	(460)
Net cash provided by financing activities	5,283	284,883
Net change in cash, cash equivalents and restricted cash	(28,917)	233,368
Cash, cash equivalents and restricted cash, at the beginning of the period	204,779	150,067
Cash, cash equivalents and restricted cash, at the end of the period	$175,862	$383,435
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$175,100	382,673
Restricted cash	762	762
Cash, cash equivalents and restricted cash	$175,862	$383,435
Non-cash investing and financing activities
Net assets acquired in exchange for stock issuance	$9,472	$—
Unpaid property and equipment purchases	$2,179	$1,171
Property and equipment purchased through finance leases	$1,365	$—
Right of use assets acquired through operating leases	$1,550	$—
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

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At June 30, 2024 and December 31, 2023, restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$167,711	$—	$—	$167,711
Cash equivalents	$167,711	$—	$—	$167,711
Term deposits	$—	$30,351	$—	$30,351
Asset backed securities	—	50,769	—	50,769
Government debt securities	—	194,906	—	194,906
Corporate debt securities	—	373,907	—	373,907
Available-for-sale investments	—	649,933	—	649,933
Total fair value of assets	$167,711	$649,933	$—	$817,644

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$9,833	$—	$—	$9,833
Common stock warrant liabilities (Private)	—	6,573	—	6,573
Common stock warrant liabilities (Delta)	—	—	24,465	24,465
Warrant liability	9,833	6,573	24,465	40,871
Earnout Shares Liability	—	—	69,281	69,281
Total fair value of liabilities	$9,833	$6,573	$93,746	$110,152

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$197,543	$—	$—	$197,543
Cash equivalents	$197,543	$—	$—	$197,543
Term deposits	$—	$42,538	$—	$42,538
Asset backed securities	—	27,469	—	27,469
Government debt securities	—	265,681	—	265,681
Corporate debt securities	—	492,545	—	492,545
Available-for-sale investments	—	828,233	—	828,233
Total fair value of assets	$197,543	$828,233	$—	$1,025,776

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$21,097	$—	$—	$21,097
Common stock warrant liabilities (Private Placement)	—	14,105	—	14,105
Common stock warrant liabilities (Delta)	—	—	27,734	27,734
Warrant liabilities	21,097	14,105	27,734	62,936
Earnout Shares Liability	—	—	95,969	95,969
Total fair value of liabilities	$21,097	$14,105	$123,703	$158,905

The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,351	$—	$—	$—	$30,351
Asset backed securities	50,897	—	(128)	—	50,769
Government debt securities	195,223	—	(317)	—	194,906
Corporate debt securities	374,595	1	(689)	—	373,907
Total	$651,066	$1	$(1,134)	$—	$649,933

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$42,538	$—	$—	$—	$42,538
Asset backed securities	27,465	21	(17)	—	27,469
Government debt securities	265,439	269	(27)	—	265,681
Corporate debt securities	492,761	299	(515)	—	492,545
Total	$828,203	$589	$(559)	$—	$828,233
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2024 and 2023.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common Stock Warrant Liabilities Delta
Fair value as of January 1, 2024	$95,969	$27,734
Change in fair value	(26,688)	(3,269)
Fair value as of June 30, 2024	$69,281	$24,465

The fair value of the Earnout Shares Liability and Common stock warrant liabilities (Delta) (see Note 7) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
Note 4. Acquisitions
2024 Acquisitions
On May 31, 2024, the Company completed the acquisition of certain assets of an aerospace company that develops modular autonomy technology for aviation in exchange for 1,944,990 shares of the Company’s common stock with an aggregate acquisition date fair value of $9.5 million. The transaction is expected to contribute to development of autonomous capabilities of the Company’s aircraft and to accelerate the execution of the Company’s contract deliverables with the U.S. Department of Defense. The acquisition was accounted for as a business combination as the assets acquired constituted a business in accordance with ASC 805 Business Combinations.
As part of the acquisition, the Company also issued 1,375,245 shares of the Company common stock subject to lock-up period of twelve month following the acquisition date (“Holdback Equity”). The number of shares of Holdback Equity to be released at the end of the lock-up period depends on the continuing employment of selected employees of the aerospace company, whose employment transitioned to the Company as a result of the acquisition, and the weighted volume average price of the Company’s common stock at the end of the lock-up period. The number of shares of Holdback Equity to be released may additionally be reduced to satisfy certain indemnification obligations, if any, of the seller. The Company accounted for the Holdback Equity under ASC 718 Compensation — Stock Compensation as a compensation arrangement separate from the business combination and will recognize $8.7 million as stock-based compensation expense over the lock-up period, commencing on the acquisition date.
The purchase consideration of $9.5 million was preliminarily allocated to $7.4 million of total intangible assets comprising of $6.9 million of acquired developed technology and $0.5 million of contractual assets, $1.6 million of acquired fixed assets comprising of aircraft, related equipment and other long lived assets, $0.3 million of acquired goodwill, and $0.2 million of acquired current assets.
The acquired goodwill is not tax deductible. It represents the excess of the purchase consideration over the aggregate preliminary fair value of identifiable assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition.
The fair values of the acquired assets are still provisional and subject to change within the measurement period. The final determination of the fair values of the acquired assets is expected to be completed as soon as practicable, but no later than one year from the acquisition date.
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$94,133	$84,639
Buildings	22,186	21,384
Leasehold improvements	20,016	18,771
Computer software	16,327	15,114
Molds and tooling	17,734	16,306
Land	6,270	6,270
Vehicles and aircraft	2,476	1,617
Furniture and fixtures	880	640
Construction in-progress	7,080	6,055
Gross property and equipment	187,102	170,796
Accumulated depreciation and amortization	(81,256)	(67,366)
Property and equipment, net	$105,846	$103,430
Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2024 was $7.2 million and $14.2 million, respectively and $5.9 million and $11.5 million for the three and six months ended June 30, 2023, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.

Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Automation platform software	$7,200	$7,200
Multimodal software technology	—	4,900
System simulation software technology	4,600	4,600
Developed Technology	6,900	—
Other intangibles	3,056	5,328
Gross intangible assets	21,756	22,028
Accumulated amortization	(10,781)	(15,443)
Intangible assets, net	$10,975	$6,585
Amortization expense related to intangible assets for the three and six months ended June 30, 2024 was $1.5 million and $3.0 million, respectively and $1.5 million and $3.1 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 the weighted-average amortization period of intangible assets was 2.4 years
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of June 30, 2024 (in thousands):

Fiscal Year	Amount
2024 (remainder)	$2,931
2025	4,633
2026	2,467
2027	944
$10,975
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid equipment	$4,945	$3,471
Prepaid software	6,190	3,809
Prepaid taxes	1,043	1,603
Prepaid insurance	1,478	6,192
Other	5,707	3,767
Total	$19,363	$18,842
Other non-current assets
Other non-current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	333	413
Other non-current assets	672	586
Total	$60,616	$60,610

Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Vendor related accruals	$13,619	$11,391
Payroll accruals	10,028	16,265
Contract liabilities under contracts with customers	3,592	2,534
Deferred research and development credits	1,469	3,633
Other accruals and current liabilities	4,436	3,995
Total	$33,144	$37,818

Note 6. Commitments and Contingencies
Contingencies
As of June 30, 2024, the Company had $13 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of June 30, 2024, and December 31, 2023, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of June 30, 2024 and December 31, 2023.
Note 7. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three and six months ended June 30, 2024, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three and six months ended June 30, 2024, the Private Placement Warrant liability was remeasured to fair value as of June 30, 2024, resulting in a gain of $2.4 million and $7.5 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the loss from change in the fair value of private warrants was $23.1 million and $25.0 million, respectively.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and six months ended June 30, 2024, the public warrant liability was remeasured to fair value based upon the market price as of June 30, 2024, resulting in a gain of $3.6 million and $11.3 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the loss from change in the fair value of public warrants was $34.5 million and $37.4 million, respectively.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of June 30, 2024.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three and six months ended June 30, 2024, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $3.7 million and $26.7 million, respectively, included within the gain (loss) from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations. During the three and six months ended June 30, 2023, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $104.2 million and $117.2 million, respectively.
Assumptions used in the valuation are as follows:

	June 30, 2024	December 31, 2023
Expected volatility	76.30%	75.30%
Risk-free interest rate	4.33%	3.90%
Dividend rate	—%	—%
Expected term (in years)	7.11	7.61
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and six months ended June 30, 2024, the Delta Warrant’s liability was remeasured to fair value as of June 30, 2024, resulting in a gain of $0.1 million and $3.3 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recognized a loss related to the change in the fair value of the Delta Warrant liability of $18.4 million and $22.6 million, respectively.
Assumptions used in the valuation of Delta Warrants are as follows:

	June 30, 2024	December 31, 2023
Expected volatility	76.30%	75.30%
Risk-free interest rate	4.33%	3.90%
Dividend rate	—%	—%
Expected term (in years)	8.3	8.8

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
The fair value of the RSU’s granted under the 2016 Plan was determined by the Company’s Board of Directors on the date of grant. Generally, RSUs granted under the 2016 Plan have a six years vesting period.

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
Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2024 is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2023	31,076,699	$6.41	$206,660
Granted	23,521,204	$5.51
Vested	(9,634,661)	$6.32
Forfeited	(1,100,025)	$5.86
Balances—June 30, 2024	43,863,217	$5.96	$223,702
The total fair value of RSUs vested for the six months ended June 30, 2024 and 2023 was $60.9 million and $38.4 million, respectively.
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
Employee Stock Purchase Plan
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. Under the terms of 2021 ESPP, if the closing price of the Company’s shares on the exercise date falls below the closing price of the Company’s shares on the enrollment date for an ongoing offering, the ongoing offering will terminate immediately following the purchase of ESPP shares on the exercise date and participants in the terminated offering would automatically be enrolled in the new offering (“ESPP Reset”), potentially resulting in an additional modification to stock-based compensation expense to be recognized over the new offering period.
Due to the changes in the Company’s stock price, an ESPP Reset occurred in May 2024, resulting in incremental stock-based compensation expense to be recognized over the offering period ending May 2025.
The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors, On January 1, 2024, the number of shares available for issuance under 2021 ESPP increased by 3,491,310 shares.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$22,444	$20,158	$43,114	$33,202
Selling, general and administrative expenses	5,926	5,064	12,273	9,278
Total stock-based compensation expense	$28,370	$25,222	$55,387	$42,480
Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of June 30, 2024 and December 31, 2023, 1,512,364 and 1,988,511 shares, respectively, were subject to repurchase at a weighted average price of $0.07 per share and $0.09 per share, respectively, and $0.1 million and $0.2 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of June 30, 2024 and December 31, 2023, the number of such shares that were subject to repurchase was 1,337,990 and 1,561,599, respectively.
Note 9. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.2 million and $0.3 million during the three and six months ended June 30, 2024, respectively and $0.2 million and $0.3 million during the three and six months ended June 30, 2023, respectively.

Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.2 million and $0.3 million during the three and six months ended June 30, 2024, respectively and $0.8 million during each of the three and six months ended June 30, 2023. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $3.9 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively.
Note 10. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and six months ended June 30, 2024 and 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(123,292)	$(286,079)	$(217,879)	$(399,472)
Denominator:
Weighted-average shares outstanding	689,324,227	636,679,165	685,536,805	621,018,919
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.45)	$(0.32)	$(0.64)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30, 2024	June 30, 2023
Common stock warrants	28,783,333	28,783,333
Unvested restricted stock units	43,863,217	29,616,730
Unvested early exercised common stock options	1,512,364	2,779,501
Options to purchase common stock and unvested restricted stock awards	13,352,618	16,615,520
Total	87,511,532	77,795,084

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
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of June 30, 2024, we had an accumulated deficit of $1,465.6 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
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
U.S. Government Contracts
In December 2020, we became the first company to receive airworthiness approval for an eVTOL aircraft for a flight clearance from the USAF to conduct a government test, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the USAF’s Agility Prime program. Our multi-year relationship with the DOD and other U.S. government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In addition to the operational learnings and advanced research support, our contracts, which we expanded in July 2022 and again in April 2023, have a total potential value of more than $131 million through 2026. We are actively pursuing additional contracts and relationships that would further secure these on-base operations going forward. Our U.S. government contracting parties may modify, curtail or terminate its contracts with us without prior notice, either at its convenience or for default based on performance, or may decline to accept performance or exercise subsequent option years. We may also be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or DOD.
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
2024 Acquisitions
On May 31, 2024, the Company completed the acquisition of certain assets of an aerospace company that develops modular autonomy technology for aviation in exchange for 1,944,990 shares of the Company’s common stock with an aggregate acquisition date fair value of $9.5 million. The transaction is expected to contribute to development of autonomous capabilities of the Company’s aircraft and to accelerate the execution of the Company’s contract deliverables with the U.S. Department of Defense. The acquisition was accounted for as a business combination as the assets acquired constituted a business in accordance with ASC 805 Business Combinations.
As part of the acquisition, the Company also issued 1,375,245 shares of the Company common stock subject to lock-up period of twelve month following the acquisition date (“Holdback Equity”). The number of shares of Holdback Equity to be released at the end of the lock-up period depends on the continuing employment of selected employees of the aerospace company, whose employment transitioned to the Company as a result of the acquisition, and the weighted volume average price of the Company’s common stock at the end of the lock-up period. The number of shares of Holdback Equity to be released may additionally be reduced to satisfy certain indemnification obligations, if any, of the seller. The Company accounted for the Holdback Equity under ASC 718 Compensation — Stock Compensation as a compensation arrangement separate from the business combination and will recognize $8.7 million as stock-based compensation expense over the lock-up period, commencing on the acquisition date.
The purchase consideration of $9.5 million was preliminarily allocated to $7.4 million of total intangible assets comprising of $6.9 million of acquired developed technology and $0.5 million of contract assets, $1.6 million of acquired fixed assets comprising of aircraft, related equipment and other long lived assets, $0.3 million of acquired goodwill, and $0.2 million of acquired current assets.
The acquired goodwill is not tax deductible. It represents the excess of the acquisition price over the preliminary fair value of identifiable assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition.
The fair values of the acquired assets are still provisional and subject to change within the measurement period. The final determination of the fair values of the acquired assets is expected to be completed as soon as practicable, but no later than one year from the acquisition date.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended June 30,		Change
	2024	2023	($)	(%)
Revenue:
Flight services	$28	$—
Operating expenses:
Flight services	15	—
Research and development	112,996	88,849	24,147	27%
Selling, general and administrative	31,304	27,120	4,184	15%
Total operating expenses	144,315	115,969	28,346	24%
Loss from operations	(144,287)	(115,969)	(28,318)	24%
Interest and other income, net	11,191	10,683	508	5%
Gain (Loss) from change in fair value of warrants and earnout shares	9,814	(180,737)	190,551	(105)%
Total other income, net	21,005	(170,054)	191,059	(112)%
Loss before income taxes	(123,282)	(286,023)	162,741	(57)%
Income tax expenses	10	56	(46)	(82)%
Net loss	$(123,292)	$(286,079)	162,787	(57)%

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
Research and Development Expenses
Research and development expenses increased by $24.1 million, or 27%, to $113.0 million during the three months ended June 30, 2024 from $88.8 million during the three months ended June 30, 2023. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, prototype manufacturing, and certification, as well as increased quantity of materials used in prototype development and testing, partially offset by increase in expense reduction due to higher grants earned as part of our government contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.2 million, or 15%, to $31.3 million during the three months ended June 30, 2024 from $27.1 million during the three months ended June 30, 2023. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net increased by $191.1 million or 112% , to a gain of $21.0 million during the three months ended June 30, 2024 from a loss of $170.1 million during the three months ended June 30, 2023. The increase was primarily driven by a $190.6 million change in the fair value of warrants and earnout shares from a loss of $180.7 million during the three months ended June 30, 2023 to a gain of $9.8 million during the three months ended June 30, 2024.
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2024	2023	($)	(%)
Revenue:
Flight services	$53	$—	53	100%
Operating expenses:
Flight services	30	—	30	100%
Research and development	228,632	164,367	64,265	39%
Selling, general and administrative	61,575	51,318	10,257	20%
Total operating expenses	290,237	215,685	74,552	35%
Loss from operations	(290,184)	(215,685)	(74,499)	35%
Interest and other income, net	23,510	19,083	4,427	23%
Gain (loss) from change in fair value of warrants and earnout shares	48,841	(202,780)	251,621	(124)%
Total other income, net	72,351	(183,697)	256,048	(139)%
Loss before income taxes	(217,833)	(399,382)	181,549	(45)%
Income tax expenses	46	90	(44)	(49)%
Net loss	$(217,879)	$(399,472)	181,593	(45)%

Research and Development Expenses
Research and development expenses increased by $64.3 million, or 39%, to $228.6 million during the six months ended June 30, 2024 from $164.4 million during the six months ended June 30, 2023. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, prototype manufacturing, and certification, as well as increased quantity of materials used in prototype development and testing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.3 million, or 20%, to $61.6 million during the six months ended June 30, 2024 from $51.3 million during the six months ended June 30, 2023. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net decreased by $256.0 million, or 139%, to a gain of $72.4 million during the six months ended June 30, 2024 from a loss of $183.7 million during the six months ended June 30, 2023. The decrease was primarily driven by a $251.6 million change in the fair value of warrants and earnout shares from a loss of $202.8 million during the six months ended June 30, 2023 to a gain of $48.8 million during the six months ended June 30, 2024, and a $4.4 million increase in interest and other income due to increased interest rates on invested funds.

Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of stock and convertible notes. From inception through June 30, 2023, we raised net proceeds of $1,067.9 million from the Merger, $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes prior to the Merger, $60.0 million from issuance of shares and warrants to Delta Air Lines, Inc., $180.2 million in net proceeds from our registered direct offering to certain institutional investors and net proceeds of $99.9 million from our issuance of shares to SKT. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $175.9 million and short-term investment in marketable securities of $649.9 million. Restricted cash, totaling $0.8 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
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

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,			Change
	2024	2023		($)	(%)
Net cash (used in) provided by:
Operating activities	$(205,471)	$(150,312)		(55,159)	37%
Investing activities	171,271	98,797		72,474	73%
Financing activities	5,283	284,883		(279,600)	(98)%
Net change in cash, cash equivalents, and restricted cash	$(28,917)	$233,368	$233,368	(262,285)	(112)%

Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $205.5 million, consisting primarily of a net loss of $217.9 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes a $55.4 million stock-based compensation expense and $17.2 million depreciation and amortization expense, partially offset by a $48.8 million gain from change in the fair value of warrants and earnout shares and a $9.5 million net accretion and amortization of our investments in marketable securities.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $171.3 million, primarily due to proceeds from sales and maturities of marketable securities of $356.5 million, partially offset by purchases of marketable securities of $169.9 million and purchases of property and equipment of $15.3 million.
Net cash provided by investing activities for the six months ended June 30, 2023 was $98.8 million, primarily due to proceeds from sales and maturities of marketable securities of $394.0 million, partially offset by purchases of marketable securities of $281.0 million and purchases of property and equipment of $14.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $5.3 million, primarily due to proceeds from the issuance of common stock under the 2021 ESPP of $4.9 million.
Net cash provided by financing activities for the six months ended June 30, 2023 was $284.9 million, primarily due to net proceeds of $180.2 million from our registered direct offering to certain institutional investors and net proceeds of $99.9 from our issuance of common shares to SK Telecom, proceeds from the issuance of common stock under the 2021 ESPP of $3.8 million and $1.3 million proceeds from exercise of stock options and issuance of common stock warrants.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $825.8 million as of June 30, 2024. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 31, 2024, we issued 3,320,235 shares of common stock to an accredited investor in connection with the acquisition of certain assets of an aerospace company as described in Note 4 “Acquisitions”. The issuance was conducted in a private placement that was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) and/or Regulation D. The issuance did not involve a public offering nor any general solicitation or general advertising.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Plans
On June 4, 2024, Gregory Bowles, the Company’s Head of Government Policy, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 220,497 of shares of Company common stock beginning November 23, 2024 and ending September 19, 2025. This includes up to 171,592 shares to be issued upon the vesting of RSUs granted to Mr. Bowles. The actual number of shares that will be released to Mr. Bowles and may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs and is not yet determinable.
On June 6, 2024, Kate DeHoff, the Company’s General Counsel and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 230,242 of shares of Company common stock beginning September 23, 2024 and ending September 19, 2025. This includes up to 200,242 shares to be issued upon the vesting of RSUs granted to Ms. DeHoff. The actual number of shares that will be released to Ms. DeHoff and may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs and is not yet determinable.
On June 27, 2024, Paul Sciarra, Chairman of the Company’s Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 6,000,000 shares of Company common stock held by Sciarra Asset Management, beginning September 30, 2024 and ending September 19, 2025.

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

Joby Aviation, Inc.

Date: August 7, 2024	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: August 7, 2024	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer