Form 10-Q
period 2024-09-30
Joby Aviation, Inc.
filed 2024-11-06
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 765,085,553 shares of common stock outstanding as of November 4, 2024.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” below in Part II, Item 1A and in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024 . Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$152,292	$204,017
Short-term investments	557,692	828,233
Total cash, cash equivalents and short-term investments	709,984	1,032,250
Other receivables	10,400	4,659
Prepaid expenses and other current assets	17,416	18,842
Total current assets	737,800	1,055,751
Property and equipment, net	111,988	103,430
Operating lease right-of-use assets	29,217	28,286
Restricted cash	762	762
Intangible assets	9,561	6,585
Goodwill	14,322	14,011
Other non-current assets	60,607	60,610
Total assets	$964,257	$1,269,435
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,940	$3,006
Operating lease liabilities, current portion	4,846	4,312
Accrued and other current liabilities	35,980	37,818
Total current liabilities	45,766	45,136
Operating lease liabilities, net of current portion	26,883	26,349
Warrant liability	42,364	62,936
Earnout shares liability	63,922	95,969
Other non-current liabilities	4,283	4,683
Total liabilities	183,218	235,073
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized; 717,094,083 and 698,262,025 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	71	70
Additional paid-in capital	2,389,751	2,282,475
Accumulated deficit	(1,609,460)	(1,247,703)
Accumulated other comprehensive income (loss)	677	(480)
Total stockholders’ equity	781,039	1,034,362
Total liabilities and stockholders’ equity	$964,257	$1,269,435
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Flight services	$28	$—	$81	$—
Operating expenses:
Flight services	15	—	45	—
Research and development (including related party purchases of $247 and $421 for the three months ended September 30, 2024 and 2023, respectively, $796 and $1,335 for the nine months ended September 30, 2024 and 2023, respectively.)	126,139	100,559	354,771	264,926
Selling, general and administrative (including related party purchases of $37 and $69 for the three months ended September 30, 2024 and 2023, respectively, $122 and $232 for the nine months ended September 30, 2024 and 2023, respectively.)	30,569	27,608	92,144	78,926
Total operating expenses	156,723	128,167	446,960	343,852
Loss from operations	(156,695)	(128,167)	(446,879)	(343,852)
Interest and other income, net	9,528	13,611	33,038	32,694
Gain (Loss) from change in fair value of warrants and earnout shares	3,842	116,109	52,683	(86,671)
Total other income (loss), net	13,370	129,720	85,721	(53,977)
Income (Loss) before income taxes	(143,325)	1,553	(361,158)	(397,829)
Income tax expense	553	28	599	118
Net income (loss)	$(143,878)	$1,525	$(361,757)	$(397,947)
Net income (loss) per share, basic and diluted	$(0.21)	$0.00	$(0.53)	$(0.62)
Weighted-average common stock outstanding,:
Basic	695,011,457	672,559,810	688,718,075	638,388,011
Diluted	695,011,457	691,455,162	688,718,075	638,388,011
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(143,878)	$1,525	$(361,757)	$(397,947)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities	2,257	1,799	1,095	6,447
Foreign currency translation gain (loss)	453	(112)	62	(353)
Total other comprehensive gain	2,710	1,687	1,157	6,094
Comprehensive income (loss)	$(141,168)	$3,212	$(360,600)	$(391,853)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	698,262,025	$70	$2,282,475	$(1,247,703)	$(480)	$1,034,362
Net loss	—	—	—	(94,587)	—	(94,587)
Stock-based compensation	—	—	35,328	—	—	35,328
Issuance of common stock upon exercise of stock options	1,016,414	—	943	—	—	943
Issuance of common stock upon release of restricted stock units	6,034,056	—	—	—	—	—
Vesting of early exercised stock options and common stock issued in private placement	—	—	186	—	—	186
Other comprehensive loss	—	—	—	—	(1,101)	(1,101)
Balance at March 31, 2024	705,312,495	$70	$2,318,932	$(1,342,290)	$(1,581)	$975,131
Net loss	—	—	—	(123,292)	—	(123,292)
Stock-based compensation	—	—	28,441	—	—	28,441
Issuance of common stock upon exercise of stock options	424,313	1	311	—	—	312
Issuance of common stock upon release of restricted stock units	3,594,727	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	1,227,816		4,942			4,942
Issuance of common stock in acquisition	3,320,235	—	9,472			9,472
Vesting of early exercised stock options	—	—	30	—	—	30
Other comprehensive loss	—	—	—	—	(452)	(452)
Balance at June 30, 2024	713,879,586	$71	$2,362,128	$(1,465,582)	$(2,033)	$894,584
Net loss	—	—	—	(143,878)	—	(143,878)
Stock-based compensation	—	—	27,391	—	—	27,391
Issuance of common stock upon exercise of stock options	1,015,276	—	207	—	—	207
Issuance of common stock upon release of restricted stock units	2,199,221	—	—	—	—	—
Vesting of early exercised stock options	—	—	25	—	—	25
Other comprehensive income	—	—	—	—	2,710	2,710
Balance at September 30, 2024	717,094,083	$71	$2,389,751	$(1,609,460)	$677	$781,039
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

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(361,757)	$(397,947)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	26,095	22,352
Stock-based compensation expense	82,780	69,747
Loss (Gain) from change in the fair value of warrants and earnout shares	(52,683)	86,671
Net accretion of investments in marketable debt securities	(12,955)	(14,438)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(2,609)	(2,240)
Other non-current assets	(783)	901
Accounts payable and accrued and other current liabilities	5,609	2,114
Non-current liabilities	534	2,352
Net cash used in operating activities	(315,769)	(230,488)
Cash flows from investing activities
Purchases of marketable securities	(308,473)	(434,129)
Proceeds from sales and maturities of marketable securities	593,064	733,562
Purchases of property and equipment	(25,197)	(22,730)
Net cash provided by investing activities	259,394	276,703
Cash flows from financing activities
Proceeds from issuance of common stock in private placement, net	—	280,023
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	4,942	3,801
Proceeds from the exercise of stock options and warrants issuance	1,492	1,717
Repayments of tenant improvement loan and obligations under finance lease	(1,784)	(690)
Net cash provided by financing activities	4,650	284,851
Net change in cash, cash equivalents and restricted cash	(51,725)	331,066
Cash, cash equivalents and restricted cash, at the beginning of the period	204,779	150,067
Cash, cash equivalents and restricted cash, at the end of the period	$153,054	$481,133
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$152,292	480,371
Restricted cash	762	762
Cash, cash equivalents and restricted cash	$153,054	$481,133
Non-cash investing and financing activities
Net assets acquired	$9,472	$—
Unpaid property and equipment purchases	$4,311	$1,211
Property and equipment purchased through finance leases	$2,537	$4,900
Right of use assets acquired through operating leases	$4,333	$—
Liability Settled on Sale of Fixed Asset	$200	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Company and Nature of Business
Description of Business
Joby Aviation, Inc. (“Joby Aviation” or the “Company”) is a vertically integrated air mobility company that is building a clean, quiet, fully-electric vertical takeoff and landing (“eVTOL”) aircraft to be used to deliver air transportation as a service. The Company is headquartered in Santa Cruz, California.
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

Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At September 30, 2024 and December 31, 2023, restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$142,090	$—	$—	$142,090
Cash equivalents	$142,090	$—	$—	$142,090
Term deposits	$—	$30,770	$—	$30,770
Asset backed securities	—	51,400	—	51,400
Government debt securities	—	155,312	—	155,312
Corporate debt securities	—	320,210	—	320,210
Available-for-sale investments	—	557,692	—	557,692
Total fair value of assets	$142,090	$557,692	$—	$699,782

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$10,867	$—	$—	$10,867
Common stock warrant liabilities (Private)	—	7,267	—	7,267
Common stock warrant liabilities (Delta)	—	—	24,230	24,230
Warrant liability	10,867	7,267	24,230	42,364
Earnout Shares Liability	—	—	63,922	63,922
Total fair value of liabilities	$10,867	$7,267	$88,152	$106,286

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$197,543	$—	$—	$197,543
Cash equivalents	$197,543	$—	$—	$197,543
Term deposits	$—	$42,538	$—	$42,538
Asset backed securities	—	27,469	—	27,469
Government debt securities	—	265,681	—	265,681
Corporate debt securities	—	492,545	—	492,545
Available-for-sale investments	—	828,233	—	828,233
Total fair value of assets	$197,543	$828,233	$—	$1,025,776

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$21,097	$—	$—	$21,097
Common stock warrant liabilities (Private Placement)	—	14,105	—	14,105
Common stock warrant liabilities (Delta)	—	—	27,734	27,734
Warrant liabilities	21,097	14,105	27,734	62,936
Earnout Shares Liability	—	—	95,969	95,969
Total fair value of liabilities	$21,097	$14,105	$123,703	$158,905

The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,770	$—	$—	$—	$30,770
Asset backed securities	51,261	139	—	—	51,400
Government debt securities	155,137	175	—	—	155,312
Corporate debt securities	319,399	811	—	—	320,210
Total	$556,567	$1,125	$—	$—	$557,692

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$42,538	$—	$—	$—	$42,538
Asset backed securities	27,465	21	(17)	—	27,469
Government debt securities	265,439	269	(27)	—	265,681
Corporate debt securities	492,761	299	(515)	—	492,545
Total	$828,203	$589	$(559)	$—	$828,233
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2024 and 2023.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common Stock Warrant Liabilities Delta
Fair value as of January 1, 2024	$95,969	$27,733
Change in fair value	(32,047)	(3,503)
Fair value as of September 30, 2024	$63,922	$24,230

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
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$99,752	$84,639
Buildings	22,186	21,384
Leasehold improvements	20,226	18,771
Molds and tooling	19,291	16,306
Computer software	17,803	15,114
Land	6,270	6,270
Vehicles and aircraft	2,486	1,617
Furniture and fixtures	892	640
Construction in-progress	11,372	6,055
Gross property and equipment	200,278	170,796
Accumulated depreciation and amortization	(88,290)	(67,366)
Property and equipment, net	$111,988	$103,430
Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2024 was $7.5 million and $21.7 million, respectively and $6.2 million and $17.7 million for the three and nine months ended September 30, 2023, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.

Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Automation platform software	$7,200	$7,200
Multimodal software technology	—	4,900
System simulation software technology	4,600	4,600
Developed Technology	6,900	—
Other intangibles	3,140	5,328
Gross intangible assets	21,840	22,028
Accumulated amortization	(12,279)	(15,443)
Intangible assets, net	$9,561	$6,585
Amortization expense related to intangible assets for the three and nine months ended September 30, 2024 was $1.4 million and $4.4 million, respectively and $1.5 million and $4.6 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 the weighted-average amortization period of intangible assets was 2.2 years
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 30, 2024 (in thousands):

Fiscal Year	Amount
2024 (remainder)	$1,433
2025	4,633
2026	2,467
2027	1,028
$9,561
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid equipment	$4,646	$3,471
Prepaid software	4,430	3,809
Prepaid taxes	3,029	1,603
Prepaid insurance	3,198	6,192
Other	2,113	3,767
Total	$17,416	$18,842
Other non-current assets
Other non-current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Contractual agreement asset	$59,611	$59,611
Long term prepaid insurance	293	413
Other non-current assets	703	586
Total	$60,607	$60,610

Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Vendor related accruals	$14,544	$11,391
Payroll accruals	9,340	16,265
Contract liabilities under contracts with customers	4,160	2,534
Deferred research and development credits	2,111	3,633
Other accruals and current liabilities	5,825	3,995
Total	$35,980	$37,818

Note 6. Commitments and Contingencies
Contingencies
As of September 30, 2024, the Company had $13 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of September 30, 2024, and December 31, 2023, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of September 30, 2024 and December 31, 2023.
Note 7. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three and nine months ended September 30, 2024, 243 Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three and nine months ended September 30, 2024, the Private Placement Warrant liability was remeasured to fair value as of September 30, 2024, resulting in a loss of $0.7 million and a gain of $6.8 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the gain from change in the fair value of private warrants was $16.3 million and a loss of $8.7 million, respectively.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and nine months ended September 30, 2024, the public warrant liability was remeasured to fair value based upon the market price as of September 30, 2024, resulting in a loss of $1.0 million and a gain of $10.2 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the gain from change in the fair value of public warrants was $24.3 million and a loss of $13.1 million, respectively.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of September 30, 2024.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three and nine months ended September 30, 2024, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $5.4 million and $32.0 million, respectively, included within the gain (loss) from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2023, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $66.6 million and a loss of $50.6 million, respectively.
Assumptions used in the valuation are as follows:

	September 30, 2024	December 31, 2023
Expected volatility	72.10%	75.30%
Risk-free interest rate	3.66%	3.90%
Dividend rate	—%	—%
Expected term (in years)	6.86	7.61
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and nine months ended September 30, 2024, the Delta Warrant’s liability was remeasured to fair value as of September 30, 2024, resulting in a gain of $0.2 million and $3.5 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recognized a gain related to the change in the fair value of the Delta Warrant liability of $8.5 million and a loss of $14.1 million, respectively.
Assumptions used in the valuation of Delta Warrants are as follows:

	September 30, 2024	December 31, 2023
Expected volatility	72.10%	75.30%
Risk-free interest rate	3.72%	3.90%
Dividend rate	—%	—%
Expected term (in years)	8.0	8.8

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
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2024 is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2023	31,076,699	$6.41	$206,660
Granted	25,650,264	$5.49
Vested	(11,828,028)	$6.33
Forfeited	(1,970,861)	$6.07
Balances—September 30, 2024	42,928,074	$5.90	$215,928
The total fair value of RSUs vested for the nine months ended September 30, 2024 and 2023 was $74.9 million and $48.3 million, respectively.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$22,008	$21,455	$65,122	$54,657
Selling, general and administrative expenses	5,385	5,812	17,658	15,090
Total stock-based compensation expense	$27,393	$27,267	$82,780	$69,747
Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of September 30, 2024 and December 31, 2023, 1,314,559 and 1,988,511 shares, respectively, were subject to repurchase at a weighted average price of $0.06 per share and $0.09 per share, respectively, and $0.1 million and $0.2 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 Series C Preferred shares which were subject to time-based vesting conditions were converted to restricted common shares. As of September 30, 2024 and December 31, 2023, the number of such shares that were subject to repurchase was 1,226,796 and 1,561,599, respectively.
Note 9. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.1 million and $0.5 million during the three and nine months ended September 30, 2024, respectively and $0.1 million and $0.5 million during the three and nine months ended September 30, 2023, respectively.

Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.1 million and $0.4 million during the three and nine months ended September 30, 2024, respectively and $0.3 million and $1.1 million during the three and nine months ended September 30, 2023. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $4.0 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively.
Note 10. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and nine months ended September 30, 2024 and 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic net income (loss) per share:	2024	2023	2024	2023
Numerator:
Net Income (loss) attributable to common stockholders	$(143,878)	$1,525	$(361,757)	$(397,947)
Denominator:
Basic weighted-average shares outstanding	695,011,457	672,559,810	688,718,075	638,388,011
Basic net income (loss) per share attributable to common stockholders	$(0.21)	$0.00	$(0.53)	$(0.62)
Diluted net income (loss) per share:
Numerator
Net Income (loss) attributable to common stockholders	$(143,878)	$1,525	$(361,757)	$(397,947)
Less:
Income attributable to participating stockholders(1)	—	(46)	—	—
Diluted net income (loss) attributable to common stockholders	(143,878)	1,479	(361,757)	(397,947)
Denominator:
Number of shares used in basic net income (loss) per share computation	695,011,457	672,559,810	688,718,075	638,388,011
Weighted-average dilutive securities	—	18,895,352	—	—
Diluted weighted-average common stock outstanding	695,011,457	691,455,162	688,718,075	638,388,011
Diluted net income (loss) per share attributable to common stockholders	$(0.21)	$0.00	$(0.53)	$(0.62)
(1) Participating securities include Earnout shares, unvested early exercised options and unvested restricted stock awards.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

Three and Nine Months Ended September 30, 2024
Common stock warrants	28,783,069
Unvested restricted stock units	42,928,074
Options to purchase common stock and unvested restricted stock awards	13,426,025
Total	85,137,168

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Common stock warrants	28,783,333	28,783,333
Unvested restricted stock units	3,596,979	29,342,561
Options to purchase common stock and unvested restricted stock awards	3,959,867	18,216,147
ESPP	—	1,042,062
Total	36,340,179	77,384,103
Note 11. Subsequent Events
On October 1, 2024, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and between the Company and Toyota Motor Corporation (the “Toyota”) providing for the issuance and sale by the Company to Toyota in a private placement of up to an aggregate of 99,403,579 shares of common stock, par value $0.0001 per share, at a purchase price of $5.03 per share, upon the terms and conditions set forth in the Stock Purchase Agreement (the “Private Placement”). The Private Placement is structured in two equal tranches of $250.0 million each. The closing of each tranche is subject to the satisfaction of certain closing conditions set forth in the Stock Purchase Agreement. The first tranche is subject to conditions including, but not limited to: (i) the satisfaction of certain regulatory approvals or clearances, including with respect to the Committee on Foreign Investment in the United States and under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder; (ii) the adoption of certain changes to the provisions of the Company’s amended and restated bylaws concerning the ownership of common stock by non-citizens of the United States (the “Foreign Ownership Requirement”); (iii) the authorization by the Company’s board of directors of certain changes to Article XIV of the Company’s amended and restated certificate of incorporation concerning the Foreign Ownership Requirement (the “Charter Amendment”), subject to approval by the stockholders of the Company at the Company’s annual meeting in 2025; (iv) the execution of an amendment and restatement of the Amended and Restated Collaboration Agreement, dated August 30, 2019, between the Company and Toyota; (v) the execution of a services agreement by the Company and Toyota; and (vi) certain other customary closing conditions. The second tranche (the “Additional Closing”) is subject to conditions including, but not limited to: (i) the execution of a strategic alliance agreement relating to, among other things, manufacturing arrangements, by the Company and Toyota; (ii) the approval of the Charter Amendment by the stockholders of the Company at the Company’s annual meeting in 2025; and (iii) certain other customary closing conditions. The agreements to be entered into in connection with such conditions are subject to the receipt of regulatory approvals, the parties negotiating and entering into definitive agreements and the conditions included within the applicable definitive documents.
On October 24, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Allen & Company LLC, as representatives of the underwriters named therein (collectively, the “Underwriters”), relating to the underwritten public offering by the Company of 40,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a price to the public of $5.05 per share. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters a 30-day option (the “Option”) to purchase up to 6,000,000 additional shares of Common Stock (the “Option Shares”). The Shares and Option Shares were delivered against payment therefor on October 28, 2024.

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
Overview
We have spent more than a decade designing and testing a piloted all-electric, vertical take-off and landing (“eVTOL”) aircraft that we intend to operate as part of a fast, quiet and convenient service in cities around the world. The aircraft is quiet when taking off, near silent when flying overhead and is designed to transport a pilot and four passengers at speeds of up to 200 mph, with a range optimized for urban routes of up to 100 miles on a single charge and an expected payload of 1,000 pounds. According to our modeling, more than 99% of urban routes in cities such as New York City and Los Angeles are significantly shorter than this, enabling higher utilization through faster turnaround times of our aircraft. By combining the freedom of air travel with the efficiency of our aircraft, we expect to deliver journeys that are up to 10 times faster than driving, and it is our goal to steadily drive down end-user pricing in the years following commercial launch to make the service widely accessible. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With more than 1,000 successful test flights already completed, and as the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis which was subsequently published in final form in the Federal Register, we believe we are well positioned to be the first eVTOL manufacturer to earn airworthiness certification from the Federal Aviation Administration (“FAA”).
We do not currently intend to sell these aircraft to independent third parties or individual consumers as a primary business model. Instead, we plan to manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver transportation services to our customers, including government agencies such as the U.S. Air Force (“USAF”) through sales or contracted operations, and to individual end-users through a convenient app-based aerial ridesharing service. We delivered our first aircraft for initial service operations with the U.S Department of Defense (“DOD”) in September 2023 and are targeting initial commercial passenger operations as early as the end of 2025. We believe this vertically-integrated business model will generate the greatest economic returns over time, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. There may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable to sell aircraft in the future. We do not expect this would change our core focus on building a vertically integrated transportation company.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of September 30, 2024, we had an accumulated deficit of $1,609.5 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2023.
Development of the Global Urban Air Mobility (“UAM”) market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the global market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We delivered our first aircraft for initial service operations with the DOD in September 2023 and are targeting commercial passenger operations as early as the end of 2025. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.
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
Government Certification
We signed a revised, stage 4 “G-1” certification basis for our aircraft with the FAA in July 2022, which was published in final form in the Federal Register in March 2024. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step towards certifying any new aircraft in the U.S. We think of the FAA type certification process in five stages and have made significant progress towards certification. We have completed or substantially completed three of these five stages.
In 2022, we received our Part 135 operating certificate, which is required for us to operate an on-demand air service and allows us to operate the service with conventional aircraft. In October 2024, the FAA published the Special Federal Aviation Regulations (“SFARs”), which include operational regulations related to eVTOLs. We will need to comply with these SFARs as we add our aircraft to our Part 135 operating certificate. If the FAA requires further modifications to our existing G-1 certification basis, makes subsequent modifications to the SFARs, or if there are other regulatory changes or revisions, this could delay our ability to obtain type certification, and could delay our ability to launch our commercial passenger service.
We expect the FAA type certificate will be reciprocated in certain international markets pursuant to bilateral agreements between the FAA and its counterpart civil aviation authorities. In 2022, we applied for aircraft certification in the United Kingdom and Japan. In 2023, we signed an agreement with Road and Transport Authority of Dubai (“RTA”) for Joby to provide air taxi services in Dubai. The RTA agreement includes a roadmap for local approval by the UAE General Civil Aviation Authority that could precede type certification by the FAA. These arrangements provide a means of efficient international expansion as we develop commercial operations around the world.
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
U.S. Government Contracts
In December 2020, we became the first company to receive airworthiness approval for an eVTOL aircraft for a flight clearance from the USAF to conduct a government test, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the USAF’s Agility Prime program. Our multi-year relationship with the DOD and other U.S. government agencies provides us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In addition to the operational learnings and advanced research support, our contracts, which we expanded in July 2022 and again in April 2023, have a total potential value of more than $124 million through 2027. We are actively pursuing additional contracts and relationships with government agencies. Our U.S. government contracting parties may modify, curtail or terminate its contracts with us without prior notice, either at its convenience or for default based on performance, or may decline to accept performance or exercise subsequent option years. We may also be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or DOD.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended September 30,		Change
	2024	2023	($)	(%)
Revenue:
Flight services	$28	$—	28	100%
Operating expenses:
Flight services	15	—	15	100%
Research and development	126,139	100,559	25,580	25%
Selling, general and administrative	30,569	27,608	2,961	11%
Total operating expenses	156,723	128,167	28,556	22%
Loss from operations	(156,695)	(128,167)	(28,528)	22%
Interest and other income, net	9,528	13,611	(4,083)	(30)%
Gain (Loss) from change in fair value of warrants and earnout shares	3,842	116,109	(112,267)	(97)%
Total other income, net	13,370	129,720	(116,350)	(90)%
Loss before income taxes	(143,325)	1,553	(144,878)	n.m.
Income tax expenses	553	28	525	n.m.
Net loss	$(143,878)	$1,525	(145,403)	n.m.

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
Research and Development Expenses
Research and development expenses increased by $25.6 million, or 25%, to $126.1 million during the three months ended September 30, 2024 from $100.6 million during the three months ended September 30, 2023. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, prototype manufacturing, and certification, as well as increased quantity of materials used in prototype development and testing, partially offset by increase in expense reduction due to higher grants earned as part of our government contracts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.0 million, or 11%, to $30.6 million during the three months ended September 30, 2024 from $27.6 million during the three months ended September 30, 2023. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in professional services cost related to legal, accounting and recruiting support.
Total Other Income, Net
Total other income, net decreased by $116.4 million or 90% , to a gain of $13.4 million during the three months ended September 30, 2024 from a gain of $129.7 million during the three months ended September 30, 2023. The decrease was primarily driven by a $112.3 million change in the fair value of warrants and earnout shares from a gain of $116.1 million during the three months ended September 30, 2023 to a gain of $3.8 million during the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2024	2023	($)	(%)
Revenue:
Flight services	$81	$—	81	100%
Operating expenses:
Flight services	45	—	45	100%
Research and development	354,771	264,926	89,845	34%
Selling, general and administrative	92,144	78,926	13,218	17%
Total operating expenses	446,960	343,852	103,108	30%
Loss from operations	(446,879)	(343,852)	(103,027)	30%
Interest and other income, net	33,038	32,694	344	1%
Gain (loss) from change in fair value of warrants and earnout shares	52,683	(86,671)	139,354	(161)%
Total other income, net	85,721	(53,977)	139,698	(259)%
Loss before income taxes	(361,158)	(397,829)	36,671	(9)%
Income tax expenses	599	118	481	408%
Net loss	$(361,757)	$(397,947)	36,190	(9)%

Research and Development Expenses
Research and development expenses increased by $89.8 million, or 34%, to $354.8 million during the nine months ended September 30, 2024 from $264.9 million during the nine months ended September 30, 2023. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, prototype manufacturing, and certification, as well as increased quantity of materials used in prototype development and testing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.2 million, or 17%, to $92.1 million during the nine months ended September 30, 2024 from $78.9 million during the nine months ended September 30, 2023. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in professional services cost related to legal, accounting and recruiting support.

Total Other Income, Net
Total other income, net increased by $139.7 million, or 259%, to a gain of $85.7 million during the nine months ended September 30, 2024 from a loss of $54.0 million during the nine months ended September 30, 2023. The increase was primarily driven by a $139.4 million change in the fair value of warrants and earnout shares from a loss of $86.7 million during the nine months ended September 30, 2023 to a gain of $52.7 million during the nine months ended September 30, 2024.
Liquidity and Capital Resources
Sources of Liquidity
We have incurred net losses and negative operating cash flows from operations since inception, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. To date, we have funded our operations primarily with proceeds from the Merger and issuance of stock and convertible notes. From inception through June 30, 2023, we raised net proceeds of $1,067.9 million from the Merger, $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes prior to the Merger, $60.0 million from issuance of shares and warrants to Delta Air Lines, Inc., $180.2 million in net proceeds from our registered direct offering to certain institutional investors and net proceeds of $99.9 million from our issuance of shares to SKT. As of September 30, 2024, we had cash, cash equivalents and restricted cash of $153.1 million and short-term investment in marketable securities of $557.7 million. Restricted cash, totaling $0.8 million, reflects cash temporarily retained for security deposit on leased facilities. On October 1, 2024, we entered a stock purchase agreement with Toyota Motor Corporation pursuant to which Toyota has committed to invest $500 million, subject to certain closing conditions, as described above in Note 11 “Subsequent Events” (the “Toyota Investment”). We also raised approximately $221.8 million in estimated net proceeds from an underwritten public offering on October 28, 2024 (the “Public Offering”). We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the proceeds of the Public Offering, the expected proceeds from the Toyota Investment and cash we expect to generate from future operations will provide sufficient funding to support us beyond the initial launch of our commercial service operations. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,			Change
	2024	2023		($)	(%)
Net cash (used in) provided by:
Operating activities	$(315,769)	$(230,488)		(85,281)	37%
Investing activities	259,394	276,703		(17,309)	(6)%
Financing activities	4,650	284,851		(280,201)	(98)%
Net change in cash, cash equivalents, and restricted cash	$(51,725)	$331,066	$331,066	(382,791)	(116)%

Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $315.8 million, consisting primarily of a net loss of $361.8 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes a $82.8 million stock-based compensation expense and $26.1 million depreciation and amortization expense, partially offset by a $52.7 million gain from change in the fair value of warrants and earnout shares and a $13.0 million net accretion and amortization of our investments in marketable securities.
Net cash used in operating activities for the nine months ended September 30, 2023 was $230.5 million, consisting primarily of a net loss of $397.9 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes a $86.7 million loss from change in the fair value of warrants and earnout shares, $69.7 million stock-based compensation expense and $22.4 million depreciation and amortization expense, partially offset by a $14.4 million net accretion and amortization of our investments in marketable securities.
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $259.4 million, primarily due to proceeds from sales and maturities of marketable securities of $593.1 million, partially offset by purchases of marketable securities of $308.5 million and purchases of property and equipment of $25.2 million.
Net cash provided by investing activities for the nine months ended September 30, 2023 was $276.7 million, primarily due to proceeds from sales and maturities of marketable securities of $733.6 million, partially offset by purchases of marketable securities of $434.1 million and purchases of property and equipment of $22.7 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $4.7 million, primarily due to proceeds from the issuance of common stock under the 2021 ESPP of $4.9 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $710.7 million as of September 30, 2024. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
The Toyota Investment is subject to closing conditions, including conditions beyond our control, and no assurance can be given that closing will take place on the timeline currently anticipated or at all. Any failure to close one or both of the tranches of the Toyota Investment could adversely impact our future liquidity and our financial condition.

On October 1, 2024, we entered into the Stock Purchase Agreement with Toyota providing for the potential issuance and sale of up to an aggregate of 99,403,579 shares of our common stock to Toyota (the “Toyota Investment”). The Toyota Investment is structured in two equal tranches of $250.0 million each. The closing of each tranche is subject to the satisfaction of certain closing conditions set forth in the Stock Purchase Agreement. The first tranche is subject to conditions including, but not limited to: (i) the satisfaction of certain regulatory approvals or clearances, including with respect to the Committee on Foreign Investment in the United States and under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder; (ii) the adoption of certain changes to the provisions of our amended and restated bylaws concerning the Foreign Ownership Requirement; (iii) the authorization by our board of directors of the Charter Amendment, subject to approval by our stockholders at our annual meeting in 2025; (iv) the execution of an amendment and restatement of the Amended and Restated Collaboration Agreement, dated August 30, 2019, between us and Toyota; (v) the execution of a services agreement by us and Toyota; and (vi) certain other customary closing conditions. The second tranche is subject to conditions including, but not limited to: (i) the execution of a strategic alliance agreement relating to, among other things, manufacturing arrangements, by us and Toyota; (ii) the approval of the Charter Amendment by our stockholders at our annual meeting in 2025; and (iii) certain other customary closing conditions. The agreements to be entered into in connection with such conditions are subject to the receipt of regulatory approvals, the parties negotiating and entering into definitive agreements and the conditions included within the applicable definitive documents.

We may experience delays and difficulties in satisfying the conditions for closing on either or both of the tranches of the Toyota Investment, and no assurance can be given that closing will take place on the timeline currently anticipated or at all. Some of the conditions to closing are outside of our control and it is possible that not all of the closing conditions to the Toyota Investment will be satisfied or that we will not receive the entire amount of expected proceeds on the timeline currently anticipated or at all. For example, the Toyota Investment is subject to, among others, certain regulatory approvals and clearances and the approval of the Charter Amendment by our stockholders at our annual meeting in 2025. In addition, certain closing conditions require us and Toyota to successfully negotiate and enter into definitive agreements. The final terms of such definitive agreements are not yet established and the negotiation and execution of such agreements may take longer than expected or may not be possible to accomplish on terms acceptable to us, or at all. No assurance can be given that any agreement we may reach will achieve our goals or be on terms that prove to be economically or strategically beneficial to us. Such adverse developments, including any failure to close one or both of the tranches of the Toyota Investment, could adversely impact our business, financial condition, results of operations and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Bylaws of Joby Aviation, Inc.	8-K	3.1	9/21/2023
10.1	Stock Purchase Agreement, dated as of October 1, 2024, by and between Joby Aviation, Inc. and Toyota Motor Corporation.	8-K	10.1	10/2/2024
10.2#	Modification dated September 12, 2024, to Other Transaction for Prototype Agreement, between the United States Air Force and Joby Aero, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
# Certain portions of this exhibit (indicated by “[*****]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joby Aviation, Inc.

Date: November 6, 2024	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: November 6, 2024	By:	/s/ Matthew Field
Matthew Field
Chief Financial Officer and Treasurer