Form 10-K
period 2024-12-31
Joby Aviation, Inc.
filed 2025-02-27
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.03 billion, based upon the closing sales price of the common stock as reported on the New York Stock Exchange. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
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
The registrant had outstanding 787,816,925 shares of common stock as of February 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

i

Part I
Special Note Regarding Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K (this “Annual Report”) which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, statements regarding the future financial position, business strategy and plans and objectives of management of Joby Aviation, Inc. (the “Company,” “we,” “us” or “our”). These statements constitute projections and forecasts and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would”, “look forward to” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
Item 1. Business
Overview
We are developing an all-electric, vertical take-off and landing (“eVTOL”) air taxi which we intend to operate in cities around the world. Our mission is to help the world connect faster and more easily with the people and places that matter most by delivering a new form of clean, fast, quiet and convenient aerial transportation service. The Joby eVTOL is designed to transport a pilot and up to four passengers - or an expected payload of up to 1,000 pounds - at speeds of up to 200 mph. The aircraft is optimized for urban routes, with a target range of up to 100 miles on a single charge. According to our modeling, more than 99% of urban routes in cities such as New York City and Los Angeles are significantly shorter than this, enabling higher utilization through faster turnaround times of our aircraft. By combining the freedom of air travel with the efficiency of our aircraft, we expect to deliver journeys that are up to 10 times faster than driving, and it is our goal to steadily drive down end-user pricing in the years following commercial launch to make the service widely accessible.
Our aircraft has been specifically designed with multiple redundancies across systems and components for enhanced safety and to achieve a considerably lower noise footprint than that of similarly sized conventional aircraft or helicopters. It is quiet at takeoff and near silent when flying overhead, which we anticipate will allow us to operate from new vertiport locations nearer to where people live and work, in addition to utilizing the more than 5,000 heliport and airport infrastructure facilities already in existence in the U.S.
We are in the process of certifying our aircraft with the U.S. Federal Aviation Administration (“FAA”). This involves a rigorous process of design, testing, verification and quality control. We have also begun working with regulators in other countries, including the United Kingdom, Japan, South Korea, Australia and the United Arab Emirates (“UAE”) to pursue commercialization opportunities in those markets. While foreign certification in many countries leverages our work with the FAA, in some, such as the UAE, it may also provide a path to commercial operations prior to receiving certification in the United States.
In November 2024, we completed our first international exhibition flight at Toyota’s Higashi-Fuji Technical Center in Shizuoka, Japan. Shortly thereafter, in December 2024, we completed a series of flight tests in Korea as part of the K-UAM Grand Challenge.
We do not currently intend to sell our aircraft to independent third parties or individual customers as a primary business model. Instead, we plan to manufacture, own and operate our aircraft ourselves, building a vertically integrated transportation company that will deliver transportation services to customers, including government agencies such as the U.S. Air Force (“USAF”) through sales or contracted operations, and to individual end-users through a convenient app-based aerial ridesharing service. We began initial service operations with the U.S. Department of Defense (“DOD”) in September 2023 and are targeting initial passenger operations in 2025 or 2026. We believe this vertically-integrated business model will generate the greatest economic returns over time, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. There may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable (for example, direct sale of aircraft to business customers with ongoing training and maintenance support packages) to sell aircraft in the future. We do not expect this would change our core focus on building a vertically integrated transportation company.
We operate a powertrain and electronics engineering and manufacturing facility in San Carlos, California, as well as 130,000 square feet of additive and subtractive manufacturing, machining, aircraft assembly and flight test facilities in Marina, California. With local support from California state incentives and grants, we have begun construction of a new building at our Marina site to support manufacturing and training that will double the footprint of that location. These facilities are utilized to design, build and test the components, systems and assemblies for our aircraft as we refine our design and hone our production process. We believe that our California operations will both be able to support our initial low-rate production plans as well as serve as a testing and development facility for future innovations. Our high-rate production facility is planned for Dayton, Ohio where we purchased a 40,300 square foot facility in 2024 and have identified a separate 140-acre site that has the potential to support significant growth over time, with enough land to build over two million square feet of manufacturing space. With strong financial incentives and support from state and local governments, we look forward to expanding our manufacturing in the birthplace of aviation as our business grows.
Our preparations for commercial passenger service include forming sector-leading relationships with partners such as Toyota, Uber, and Delta Air Lines, all of whom have invested in Joby, as well as global partners such as ANA Airlines in Japan and the Road and Transport Authority in Dubai. We have also established relationships with infrastructure providers including fixed base operators of landing sites such as Atlantic Aviation, Helo Holdings, Inc. (“HHI”) and Skyports to facilitate infrastructure development in key markets. Additionally, we have long-standing relationships in research and development with federal government agencies as we evolved our design.
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
Our principal executive office is located at 333 Encinal Street, Santa Cruz, CA 95060. Our telephone number is (831) 201-6700. Our website address is www.jobyaviation.com. The U.S. Securities and Exchange Commission (“SEC”) maintains a website at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available, free of charge, all of our SEC filings on our website at ir.jobyaviation.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. We have a code of ethics that applies to our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, ir.jobyaviation.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K. The information contained on any of the websites referenced in this Annual Report are not part of or incorporated by reference into this or any other report we file with or furnish to the SEC.

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
Given our intent to both manufacture and operate our aircraft, we are developing a comprehensive, vertically-integrated, Enterprise Safety Management System (“SMS”), covering aircraft, manufacturing, operations, maintenance and flight training. Through the enterprise approach, SMS interfaces will facilitate the exchange of information to continuously improve the safety of our aircraft and operations. In 2024, we were accepted into the FAA Voluntary SMS for Air Operations.
•Quiet: Developing an aircraft with a low noise footprint that allows for regular operations within metropolitan areas is critical to community acceptance. In addition to the benefits afforded by an all-electric powertrain, we’ve devoted substantial engineering resources to reduce the noise signature of the aircraft even further. The result is an aircraft that is significantly quieter than a twin-engine helicopter, exhibiting a noise profile in the range of 65 dBA during takeoff and landing (the noisiest configuration), roughly the volume of a normal speaking voice. In over-head flight as low as 500 feet the aircraft is near silent. We have independently validated the noise footprint of our prototype aircraft through our work with NASA.
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
Charging
We have developed proprietary charging infrastructure optimized for electric aircraft. Joby’s Global Electric Aviation Charging System (GEACS) is designed to support the safe and efficient operations of electric aircraft, including simultaneous charging of multiple battery packs, battery conditioning for ultra-fast charging, and secure data download to address safety and cybersecurity. After 10 years of development, in 2023, we announced that we would open-source and share the specifications for the universal charging interface we developed, making it freely available to our industry.
The Urban Air Mobility Market
Ground-Based Transportation Networks are Under Strain
Population growth and urbanization are stretching ground-based transportation infrastructure to its limits. Today, more than fifty percent of the world’s approximately 8 billion people live in urban areas. Megacities, with 10 million people or more inhabitants, are home to a growing share of the world’s population, projected to reach 752 million people by 2030, according to the United Nations (“UN”).
Transportation is the life-blood of urban areas, and population growth combined with increased urbanization will continue to push this infrastructure to the brink. According to a 2021 report, the cost of traffic congestion to the U.S. economy alone was more than $190 billion in 2019. The same study found that, in the top 15 metro areas alone, automobile commuters spent an aggregate of nearly 5 billion hours per year in traffic congestion and burned an extra 1.83 billion gallons of fuel.
New light rail lines can cost more than $100 million per mile in the U.S. and routinely exceed twice that number. Moving beneath the surface to expand our subway networks is even more expensive, with new subway lines often costing nearly a $1 billion per mile. These ground-based networks cannot scale efficiently, and the costs are prohibitive. We believe that cities need a new, sustainable mobility solution.
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
Over the past two decades, improvements in lithium-ion batteries and power electronics alongside the ever-increasing performance of microelectronics have enabled the development and deployment of new sustainable energy and transportation solutions. The success of electric ground vehicles has fueled continued investments in these technologies. Battery energy densities, in particular, have improved such that application to aviation is now practical. Additionally, we believe that other future technologies, such as hydrogen and solid-state batteries, have the potential to play an important role in decarbonizing flight in the longer term.

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
Business Model
Our business model is based on capturing the most value through vertical integration. We believe it is an important part of our design, manufacturing and operations as it enables us to develop a more performant aircraft and tightly-integrated operations with a goal of long-term, durable margins. Particularly in a new industry such as Urban Air Mobility, everything from the exacting certification requirements for an electric air taxi to the individual experience of end users can be better managed with a vertically integrated business model. When we started the business, the existing supply base did not have the technology we required in the size, dimensions and power needed. There are multiple examples of Joby-engineered parts, such as our flight control computer or direct drive electronic propulsion unit, that we believe generate more power in a smaller footprint and with fewer moving parts than ever before possible. Close collaboration between design, production and testing teams yield tight, iterative cycles, leading to innovative solutions in less time than if we were dependent on outside vendors. We expect this will be a competitive advantage now and in future years as our experience operating the air taxi service will flow into the design of next generation products.
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
We refer to trips that integrate air and ground legs together as ‘multimodal.’ By building network management software that efficiently sequences multimodal trips, we believe we can provide substantial time savings to travelers while coordinating the development of optimally-located vertiport infrastructure. Additionally, we are developing software that will coordinate multiple riders into each air leg, allowing us to drive high utilization rates for our aircraft and, in turn, progressive reduction in end-user pricing.

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
Certification
Type Certification
In the U.S., new aircraft designs are required to pass through the rigorous FAA design certification process, known as type certification, before the aircraft can be issued a standard airworthiness certificate to fly in the National Airspace System (“NAS”). This is an exacting process that requires extensive ground and in-flight testing with the FAA. We anticipate we will initially certify the aircraft for day and night visual flight rules (“VFR”) operations and we plan to amend the design to include instrument flight rules (“IFR”) capabilities.
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
With a mature design based on thousands of test flights to date, we are well on our way towards certification and are engaging with the FAA to perform the hard work and testing required to earn FAA type certification.
We expect the FAA type certificate will be reciprocated in certain international markets pursuant to bilateral agreements between the FAA and its counterpart civil aviation authorities. In 2022, we applied for aircraft certification in the United Kingdom and Japan and in 2024, we applied for aircraft certification in Australia, following announcements by regulators in those countries adopting streamlined certification processes based on FAA certification. In 2023, we signed an agreement with Road and Transport Authority of Dubai (“RTA”) for Joby to provide air taxi services in Dubai. The RTA agreement includes a roadmap for local approval by the UAE General Civil Aviation Authority (“GCAA”) that could precede type certification by the FAA. These arrangements provide a means of efficient international expansion as we develop commercial operations around the world.
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
Operating Certification
The U.S. Department of Transportation (“DOT”) and the FAA exercise regulatory authority over air transportation operations in the U.S. Our intended transportation service is expected to be regulated by the Federal Aviation Regulations, including 14 Code of Federal Regulations 135 (“Part 135”). We received our Part 135 Air Carrier Certificate in 2022, demonstrating the advancement of our procedures and training program and, importantly, enabling our team to begin utilizing the operations and customer technology platforms that will underpin our multi-modal ridesharing service in the future. Air carriers holding Part 135 operations specifications can conduct on-demand operations, which may include limited scheduled operations. If such an air carrier receives a commuter air carrier authorization from the DOT, the air carrier may provide unlimited scheduled operations as well as on-demand operations. We received our Part 145 Repair Station Certificate in February 2024, which qualifies us to perform select aircraft maintenance activities and will lay the foundation for us to perform maintenance, repair, and overhaul services on our eVTOL aircraft once it is certified for commercial operations. Additionally, in December 2024, we received our Part 141 Flight School Certificate for our Joby Aviation Academy pilot training program.
In October 2024, the FAA published the Special Federal Aviation Regulations (“SFARs”), which include operational regulations for eVTOL aircraft. We will need to comply with these SFARs as we add our aircraft to our Part 135 operating certificate. If there are other changes or revisions to the SFARs or other applicable regulations, this could delay our ability to obtain type certification, and could delay our ability to launch our commercial passenger service.
Our operations may become subject to additional federal, state and local requirements in the future.
Airspace Integration
The aircraft has been designed to be operated within the existing airspace rules and regulations with a qualified pilot in command onboard the aircraft. As the density of air traffic increases, we believe there are opportunities to expand ground infrastructure and create air traffic efficiencies. Over time, we anticipate the importance of working with the FAA, local authorities and other stakeholders to identify and develop procedures along high demand routes to support increased scale and operational tempo. Constructs for operating along those routes may include specific airspace corridors like those outlined by the FAA. In the long term, digital clearance deliveries, airspace authorizations and automated coordination between service providers and operators may be required to further increase airspace scalability. We expect to continue to be involved in long-term activities to develop concepts and technologies (for example those led by the National Aeronautics and Space Administration (“NASA”) and the FAA) to further enable scaling towards mature and autonomous operations.
Policy Engagements with Decision Makers & Communities
Providing a successful air transportation service requires collaboration with local communities to ensure the services provide the right solutions in the right locations. We plan to grow our engagement at the state and local levels within the U.S. and with key international partners in the coming years.
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
Our aircraft has been designed to minimize noise to allow for operations in and out of new vertiports that are nearer to where people want to live and work. At our noisiest configuration, the aircraft has a noise profile in the range of 65 dBA, roughly the volume of a normal talking voice. Given our low noise profile, we do not expect our operations to be constrained to on-airport operations.
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
Toyota Motor Corporation
As of December 31, 2024, Toyota has invested nearly $400 million in Joby, making Toyota our largest outside investor. In 2024, Toyota signed a stock purchase agreement pursuant to which they committed to invest up to an additional $500 million, subject to the satisfaction of certain closing conditions. As of the date of this Annual Report, no closing have occurred under the stock purchase agreement. In addition to their substantial financial backing, Toyota engineers are working shoulder to shoulder with their Joby counterparts on a daily basis, collaborating on projects such as factory planning and layout, manufacturing process development and design for manufacturability. In 2023, we signed a long-term supply agreement with Toyota to supply key powertrain and actuation components for our aircraft.

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
First, through our 2021 acquisition of Elevate we were able to welcome experienced team members from Uber, along with a set of software tools focused on planning and operations the Elevate team had developed over several years. We believe this positions us to make uniquely informed, data-driven decisions in the lead up to commercial launch, as well as accelerating our operational readiness.
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
SK Telecom
In June 2023, SK Telecom, South Korea’s leading telecommunications conglomerate (“SKT”), invested $100 million in Joby. As one of the largest and most innovative companies in Asia, SKT operates many complementary lines of business including telecom data, navigation systems, EV charging network and operations, rideshare and real estate assets. In 2024, Joby participated alongside SKT in Korea’s K-UAM Grand Challenge, a phased demonstration program designed to foster the adoption of aerial ridesharing in Korea, successfully completing the work we set out to do in 2023.

U.S. Air Force
In December 2020, we became, to our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the USAF, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the USAF’s Agility Prime program. Our multi-year relationship with the USAF and other U.S. Government agencies has provided us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. By operating our aircraft on U.S. military installations we have gained valuable insight that will result in a more reliable service at launch. In 2023, we marked our first delivery to a customer by delivering and flying the first eVTOL aircraft at Edwards Air Force base as part of our contract with the DOD, and in January 2025, we delivered our second aircraft under this contract. The Agility Prime program also supported our June 2024 flight of our hybrid hydrogen-electric demonstrator. As government programs continue to focus on early-stage, emerging technologies, we anticipate some federal program investment in eVTOLs may be reduced, and we do not expect the USAF to fully exercise the remaining options under our existing contract. However, having completed initial testing and capability demonstration programs with multiple branches of the U.S. military, we believe we are well positioned to participate in future initiatives focusing on advancements in hybrid and autonomous technologies as described below.

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
We are investing, and will continue to invest, strategically in these areas to ensure that we are well-positioned to capture the benefits offered by these new developments. From time to time, we may seek to partner with or acquire, when appropriate, companies that have products, personnel, and technologies that complement our strategic direction. For example, we believe that other future technologies, such as hydrogen fuel cells or solid-state batteries, have the potential to play an important role in decarbonizing flight in the longer term and may seek to invest in or develop these opportunities as they arise. In 2021 we acquired H2FLY, which, in 2023, accomplished the world’s first piloted flight of a liquid hydrogen-powered electric aircraft. In 2024, using a fuel cell system designed and built by H2FLY, we successfully flew a hydrogen-electric demonstrator based off of our current aircraft design more than 500 miles. Additionally, in 2024 we acquired certain assets of the autonomy division of Xwing Inc., and the acquired technology was subsequently used to fly a fully-autonomous Cessna Caravan over 3,900 miles as part of the U.S. Air Force’s Agile Flag 24-3 exercise.
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
As of January 17, 2025, we have over 270 issued or allowed patents (of which over 200 are U.S. filings) and over 215 pending patent applications (of which over 120 are U.S. filings). The patent portfolio is primarily related to eVTOL vehicle technology and UAM/aerial rideshare technology. We regularly file patent applications and from time to time acquire patents from third parties.
Our patent filings include over 135 issued or allowed patents and over 145 pending patent applications relating to our aircraft, its architecture, powertrain, acoustics, energy storage and distribution systems, flight control system and system resiliency, as well as certain additional aircraft configurations and technologies. Additionally, we have over 130 issued or allowed patents and over 65 pending patent applications related to aerial rideshare technology, such as fleet and infrastructure utilization, routing, air traffic coordination, rideshare software applications, vertiport infrastructure, and ancillary computer technologies.
Our Commitment to having a Positive Impact
By developing an efficient, all-electric aircraft with no operating emissions, a low noise footprint and multiple redundancies designed to enhance safety, we believe we can help reduce congestion in cities while also reducing the transportation sector’s environmental impact.
We are building a dedicated workforce to achieve this goal while aiming to adhere to best practices in risk assessment, mitigation and corporate governance. Corporate responsibility topics such as environmental impact, building a sustainable workforce and strong governance practices are overseen by the Nominating and Corporate Governance Committee and the Compensation Committee of our Board of Directors in addition to our management team.
This work is organized into three pillars, which, in turn, contain focus areas for our attention and action:
•Environmental - We aim to be stewards of the natural environment by minimizing the impact of our own operations and developing and producing innovative aircraft that reduce resource use and energy consumption compared to traditional aviation and other modes of transportation. We believe that this focus allows us to recognize cost savings in our operations while positively impacting the communities in which we operate.

•Social - We believe that, providing high quality jobs that are supportive of and welcoming to all can minimize employee turnover and have a positive impact on the communities in which our operations are located. We underpin all of these activities with a core focus on health and safety.
•Governance - We maintain our commitment to ethical business conduct, integrity, and corporate responsibility by integrating strong governance and enterprise risk management oversight across all aspects of our business.
Our Focus on Safety and Sustainable Manufacturing
With safety as a core value, we emphasize the importance of safety in everything that we do. This includes adherence to safety rules, best practices, and compliance. Every employee is trained in the safety policies and procedures that are relevant to their role, and we encourage all employees to participate in company-wide safety initiatives, including participating in our non-punitive safety reporting program to identify hazards and reduce risks. Employees are reminded that everyone is part of the safety team and we conduct regular audits with the goal of ensuring proper safety procedures are being used and that hazard identification and risk assessment information is being collected and acted on in a timely and appropriate manner.
Our engineering and design standards are designed with the goal of operating in a safe, efficient, sustainable and compliant manner, and encourage us to be leaders in pursuing environmentally friendly production practices. Our Sustainability and Environmental Health and Safety teams work closely with our Facilities team and operating units to track energy consumption and material inputs and outputs, to refine our energy efficiency initiatives and provide proper handling and disposal of our materials. As our U.S.-based manufacturing footprint grows, we strive to source renewable electricity for all primary facilities in the most cost effective manner, further reducing our manufacturing impact. In 2023, we also expanded two recycling programs for the manufacturing processes. As our testing and production operations have scaled, we have continued to recycle our aircraft batteries, and any carbon fiber scraps are recycled into inputs for high strength steel. These programs allow us to streamline our manufacturing lines, reduce hazardous waste processing costs and reduce our impact.
Social and Human Capital
To achieve our goal of enabling the world to connect faster and more easily with the people and places that matter most, we will need to attract and retain employees with a diverse set of skills and perspectives as we grow our business. Many of our employees are located in highly competitive labor markets. In addition to competitive cash and equity compensation, offering employees a compelling vision and an opportunity to positively impact their communities is a key part of our strategy to grow our workforce. Additionally, we invest in the communities where we operate, with programs enabling accessibility, education and training. This has multiple benefits including broadening the reach of new technologies such as electric aviation, improving awareness and acceptance to operate in communities, extending opportunities to underserved communities, and developing our future workforce. For example, we are working with Aviation High School in New York City to prepare the next generation of aircraft maintenance technicians and aerospace leaders for career opportunities created by the electric age of flight. We also operate a manufacturing apprentice program in our Marina, California location that provides paid training opportunities for individuals with no prior experience to prepare them for fulfilling careers in aerospace manufacturing.
We work diligently to create a work environment that is welcoming for all. We provide equal opportunities for growth, success, promotion, learning and development. We encourage employee engagement through a variety of mechanisms including providing opportunities such as seminars and panel discussions, for our employees to gather and discuss topics that are important to them and to provide feedback on how we can better support their growth and career development We are focused on building support across all teams and individuals, ensuring everyone has a voice, and treats each other with respect.
Our annual employee engagement survey captures team member feedback. The measurement model is a combination of vendor content and in-house-developed content led by our Industrial/Organizational Psychologists on the Talent Development & Analytics team. For 2024, we achieved a response rate of 82% and the survey included 49 items capturing 12 key areas of the employee experience.
As of January 31, 2025, we had 2,029 employees. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.

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
We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft or operation of our mobility service, either in the United States or in foreign markets.
The commercialization of new aircraft and the operation of an aerial mobility service requires certain regulatory authorizations and certifications, including Type Certification, Production Certification and an air carrier certificate issued by the FAA under Part 119 with Part 135 operations specifications. While we have received our Part 135 Air Carrier Certificate and anticipate being able to obtain the remaining required authorizations and certifications, we may be unable to do so on the timeline we project or at all. Circumstances outside of our control could delay the receipt of our required certifications. For example, FAA staffing depends, in large part, on the annual appropriations process and the agency’s ability to retain and recruit sufficient resources with relevant experience and expertise. Failure to pass an annual appropriation bill has in the past resulted in temporary government shutdowns. A future shutdown, or a failure by Congress to pass an FAA reauthorization bill (or extension) could delay the rulemaking and certification process. Additionally, recent focus on reducing the size of the federal workforce could negatively impact the availability of resources within the FAA which could delay our progress towards certification.
We are also pursing certification of our aircraft and approval to operate our services in other countries. While many of these countries have established processes for validating a type certificate issued by the FAA, others, such as the UAE, are developing new processes to leverage our work with the FAA and provide a path for approval of initial operations that could precede type certification in the United States. The regulatory agencies charged with granting approval for our aircraft and our services in other countries may be subject to many of the same funding and staffing risks that exist in the United States. Additionally, pursuing certification and operations outside the United States is subject to additional risks, including regulatory regimes that may be less familiar to us or may have less experience in certifying and approving new and novel aircraft. If we fail to obtain any of the required authorizations or certificates, or do so in a timely manner, or any of these authorizations or certificates are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project and may have an adverse impact on our business, financial condition and results of operations.
Regulatory authorities may disagree with our view that integrating our service into the National Airspace System is possible without changes to existing regulations and procedures.
There are a number of existing laws, regulations and standards that apply to our aircraft and our service, including standards that were not originally intended to apply to eVTOL aircraft or air taxi services. While our aircraft and our service are designed, at launch, to operate within the existing U.S. regulatory framework, the FAA or other regulatory authorities within the markets in which we intend to operate may disagree with this view, which may prohibit, restrict, or delay our ability to launch in the relevant market. In addition, any changes to the National Airspace System, as a result of privatization or otherwise, could increase the costs to operate our service. Finally, regulatory authorities have in the past and may in the future introduce changes specifically to address high-volume flights that could delay our ability to launch our service and have an adverse impact on our business, financial condition and results of operations.
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
Aerospace manufacturers and aircraft operators are subject to extensive regulatory and legal requirements that involve significant compliance costs. In May 2022, the FAA decided to certify eVTOLs under the “powered lift” classification, rather than existing Part 23 requirements for Normal Category Airplanes. The FAA finalized the relevant operational regulations, or Special Federal Aviation Regulations (“SFARs”), for eVTOL aircraft in October 2024. If the FAA requires further modification to our existing G-1 certification basis, or if there are other regulatory changes or revisions to the SFARs or other regulations, this could delay our ability to obtain type certification, and could delay our ability to launch our commercial passenger service.
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
The Transportation Security Administration (“TSA”) is responsible for certain civil aviation security matters, including the regulation of air carriers that operate under Part 135 of the Federal Aviation Regulations as well as passenger and baggage screening at U.S. airports. Because we are introducing an innovative service that operates from both airports and vertiports, the security regulatory scheme that will apply is uncertain. If the TSA imposes burdensome security requirements on our services, it could reduce the convenience of our service for our customers, resulting in lower demand and higher cost and have an adverse impact on our business, financial condition and results of operations.
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

In addition, the global economy has recently seen a rise in tariffs and threats of tariffs. While tariffs have not had a material impact on our business, financial condition or results of operations to date, new tariffs could increase the costs of raw materials and other goods, both for us and our suppliers, which could impact our business, particularly as we begin to scale our manufacturing operations.
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
We may face delays in launching our commercial service.
We will need to address significant regulatory, political, operational, logistical, and other challenges in order to launch our commercial service. We do not currently have infrastructure in place to operate the service and such infrastructure may not be available or may be occupied on an exclusive basis by competitors. We also have not yet received FAA certification of our aircraft or other required airspace or operational authority and approvals, which are essential to operate our service, and for aircraft production and operation.

Our pre-certification operations may also reveal issues with our aircraft, which could result in certification delays. For example, in February 2022, one of our remotely piloted, experimental prototype aircraft was involved in an accident during flight testing. Although the accident did not have a significant impact on our business operations or certification timing, any similar event occurring closer in time to the launch of our commercial service could result in significant delays. Any delay in the financing, design, manufacture and commercial release of our aircraft, which are often experienced by aircraft manufacturers, could materially damage our brand, business, prospects, financial condition and operating results. If we are not able to overcome these challenges, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.
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
Our service will depend, in part, on third-party ground operators to take customers from their origin to their departure vertiport and from their arrival vertiport to their ultimate destination. While we expect to be able to integrate these third-party ground operators into our service, we cannot guarantee that we will be able to do so effectively, at prices that are favorable to us, or at all. We do not intend to own or operate the ground portion of our multimodal service. Our business and our brand will be affiliated with these third-party ground operators, and we may experience harm to our reputation if they suffer from financial instability, poor service, negative publicity, accidents, or safety incidents which could have an adverse impact on our business, financial condition and results of operations.
Our reputation may be harmed by the broader industry, and customers may not differentiate our services from our competitors.
Passengers and other stakeholders may not differentiate between us and the broader aviation industry or, more specifically, the UAM service industry. If other participants in this market have problems related to matters such as safety, technology development, engagement with certification authorities or other regulators, community engagement, security, data privacy, flight delays, or customer service, such problems could impact the public perception of the entire industry, including our business. We may fail to adequately differentiate our brand, our services and our aircraft from others in the market which could impact our ability to attract passengers or engage with other key stakeholders and have an adverse impact on our business, financial condition and results of operations.
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
To operate and expand our proposed aerial ridesharing service, we must secure or otherwise develop adequate landing, charging and maintenance infrastructure in desirable locations in metropolitan areas for our aircraft. We may not be able to ensure that our plans for new service can be implemented in a commercially viable manner given present landing fee structures and infrastructure constraints, including those imposed by inadequate facilities at desirable locations and increasingly congested airports and heliports. Access to these facilities may be prohibitively expensive, unavailable, or may be inconsistent with our projections. Additionally, our industry has not aligned around a single charging standard. While we have developed a charging system designed to support all types of electric aircraft, if vertiport operators select a different charging system it could result in longer charge times and increase our operating costs.
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
Our aircraft may not be able to fly in poor weather conditions, including snowstorms, thunderstorms, high winds, lightning, hail, known icing conditions and/or fog. Our inability to operate in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate, which is the amount of time our aircraft spend in the air carrying passengers. This is achieved, in part, by reducing turnaround times at vertiports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. The success of our business is dependent, in part, on the utilization rate of our aircraft, and reductions in utilization will adversely impact our financial performance, cause passenger dissatisfaction and may have an adverse impact on our business, financial condition and results of operations.
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
We expect to introduce new and additional features and capabilities to the aircraft and our service over time. For example, we plan to initially operate under VFR only, and then add the ability to operate under IFR pursuant to block upgrade to the aircraft. We may be unable to develop or certify these upgrades in a timely manner or at all which may have an adverse impact on our business, financial condition and results of operations.
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
We will need to do extensive testing to ensure that the aircraft is in compliance with all applicable regulations prior to beginning scaled production. In addition to certification of the aircraft, we will be required to obtain approval from the FAA to manufacture completed aircraft pursuant to an FAA-approved type design (e.g., type certificate). Production approval involves initial FAA manufacturing approval and extensive ongoing oversight of aircraft production. If we are unable to obtain production approval for the aircraft, or the FAA imposes unanticipated restrictions as a condition of approval, our projected costs of production could increase substantially.
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
Crashes, accidents or incidents of eVTOL and other aircraft could have a material adverse effect on our business, financial condition, and results of operations.
Test flying prototype aircraft is inherently risky, and crashes, accidents or incidents involving our aircraft are possible. In February 2022, one of our remotely piloted, experimental prototype aircraft was involved in an accident during flight testing. Although the accident did not have a significant impact on our business operations or certification timing, any other such occurrence in the future could negatively impact our development, testing and certification efforts, and could result in re-design, certification delay and/or postponements or delays to our commercial service launch.

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
Our aircraft will require regular maintenance and support. We are still developing our understanding of the long-term maintenance profile of the aircraft. If useful lifetimes are shorter than expected this may lead to greater maintenance costs than we anticipate. If our aircraft and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would disrupt the operation of our service and result in higher operating costs, which could have a material adverse effect on our business, financial condition and results of operations.
U.S. Government Contracts and Pre-Certification Operations
The U.S. government may modify or terminate one or more of our existing contracts.
The U.S. government may modify or terminate its contracts with us, without prior notice and at its convenience. We believe that the Department of Defense is potentially shifting its priorities under the Agility Prime program towards hybrid aircraft and autonomous flight technology and, as a result, our existing contracts may be reduced or modified. In addition, funding may be reduced or withheld as part of the annual U.S. Congressional appropriations process due to fiscal constraints, changing priorities or other reasons. Any loss or reduction of expected funding and/or modification or termination of one or more of our U.S. government contracts could have a material adverse effect on our access to government testing facilities and/or our ability to secure pre-certification operating experience and/or revenues, which could have an adverse impact on our business, financial condition and results of operations.
We may be unable to grow our relationship with the U.S. government and the Department of Defense.
We may enter into additional contracts with the U.S. government which would enable us to operate our aircraft as a service provider for the Department of Defense or other U.S. government agencies both prior to receiving an airworthiness certificate from the FAA and after. While we believe we are uniquely qualified to participate in future initiatives, particularly those related to autonomous flight and hybrid aircraft, there can be no guarantees of our ability to negotiate and secure additional contracts in these areas. Failure to obtain these contracts could limit our ability to gain additional operational learnings about our aircraft and secure meaningful revenue, which could have a material adverse effect on our business, financial condition and results of operations.
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
We have incurred significant losses since inception. We incurred net losses of $608.0 million, $513.1 million and $258.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
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
We will need additional capital in the future, including to build high-volume manufacturing, and to develop a vertiport network to support a high-volume service.
Our proposed operations contemplate significant manufacturing capacity, aircraft fleet and infrastructure development, including additional vertiports where our aircraft can land, both within the United States and internationally. Construction of manufacturing facilities, vertiports or other operating facilities will require significant capital expenditures, as will future expansion of and improvements to our operations. Although we intend to partner with third-party owners and operators for some of these facilities, we cannot be assured that such partnership opportunities will be available on commercially reasonable terms, or at all.
In addition, as our facilities and aircraft mature, our business will require capital expenditures for the maintenance, renovation and improvement of such locations to remain competitive. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, we will need to borrow or otherwise obtain funds.
In the future, we may need to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the global COVID-19 health crisis and related financial impact resulted in significant disruption and volatility of global financial markets. Similar pandemics or other disruptions to global markets could adversely impact our ability to access capital. In addition, increased interest rates in 2022 and 2023 led to a widespread slowdown in investment and funding opportunities, especially for pre-revenue companies.
We may sell equity securities or debt securities in one or more transactions at prices and in a manner that may materially dilute our current investors. For example, in 2024 we sold 46,000,000 shares of our common stock at a price per share of $5.05 in an underwritten public offering and entered into a Stock Purchase Agreement to issue and sell up to an aggregate of 99,403,579 shares of our common stock to Toyota. We also entered into an Equity Distribution Agreement for the sale of up to an additional $300,000,000 of our common stock in an “at the market” offering. Any debt financing, if available, may involve restrictive covenants that could reduce our operational flexibility or profitability. Debt financing, if available, may result in a significant financial burden if interest rates remain high for a prolonged period or increase in the future. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures which may have an adverse impact on our business, financial condition and results of operations.
The Toyota Investment is subject to closing conditions, including conditions beyond our control, and no assurance can be given that closing will take place on the timeline currently anticipated or at all. Any failure to close one or both of the tranches of the Toyota Investment could adversely impact our future liquidity and our financial condition.

On October 1, 2024, we entered into the Stock Purchase Agreement with Toyota providing for the potential issuance and sale of up to an aggregate of 99,403,579 shares of our common stock to Toyota (the “Toyota Investment”). The Toyota Investment is structured in two equal tranches of $250.0 million each. The closing of each tranche is subject to the satisfaction of certain closing conditions set forth in the Stock Purchase Agreement. The first tranche is subject to conditions including, but not limited to: (i) the satisfaction of certain regulatory approvals or clearances, including with respect to the Committee on Foreign Investment in the United States and under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder; (ii) the adoption of certain changes to the provisions of our amended and restated bylaws; (iii) the authorization by our board of directors of an amendment to certain provisions of our Certificate of Incorporation (the “Charter Amendment”), subject to approval by our stockholders at our annual meeting in 2025; (iv) the execution of an amendment and restatement of the Amended and Restated Collaboration Agreement, dated August 30, 2019, between us and Toyota; (v) the execution of a services agreement by us and Toyota; and (vi) certain other customary closing conditions. The second tranche is subject to conditions including, but not limited to: (i) the execution of a strategic alliance agreement relating to, among other things, manufacturing arrangements, by us and Toyota; (ii) the approval of the Charter Amendment by our stockholders at our annual meeting in 2025; and (iii) certain other customary closing conditions. The agreements to be entered into in connection with such conditions are subject to the receipt of regulatory approvals, the parties negotiating and entering into definitive agreements and the conditions included within the applicable definitive documents. As of the date of this Annual Report, no closings have occurred under the Stock Purchase Agreement.

We may experience delays and difficulties in satisfying the conditions for closing on either or both of the tranches of the Toyota Investment, and no assurance can be given that closing will take place on the timeline currently anticipated or at all. Some of the conditions to closing are outside of our control and it is possible that not all of the closing conditions to the Toyota Investment will be satisfied or that we will not receive the entire amount of expected proceeds on the timeline currently anticipated or at all. For example, the second tranche of the Toyota Investment is subject to, among others, the approval of the Charter Amendment by our stockholders at our annual meeting in 2025. In addition, certain closing conditions require us and Toyota to successfully negotiate and enter into definitive agreements. The final terms of such definitive agreements are not yet established and the negotiation and execution of such agreements may take longer than expected or may not be possible to accomplish on terms acceptable to us, or at all. No assurance can be given that any agreement we may reach will achieve our goals or be on terms that prove to be economically or strategically beneficial to us. Such adverse developments, including any failure to close one or both of the tranches of the Toyota Investment, could adversely impact our business, financial condition, results of operations and liquidity.
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
As of December 31, 2024, Joby had approximately $817.6 million and $156.2 million of federal and state net operating loss carryforwards (“NOLs”) and $101.6 million and $66.6 million federal and state research and development tax credits. Under the Tax Cuts and Jobs Act, federal NOLs generated by the Company in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized and federal NOLs generated by the Company in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes which may have an adverse impact on our business, financial condition and results of operations.
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
Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities, expenses, regulatory challenges and other risks that we may not be able to anticipate. We may not be able to predict whether consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or whether any of these initiatives will generate sufficient revenue to offset any expenses or liabilities associated with these investments. For example, our subsidiary, H2FLY, is working on the development of an optimized fuel cell system for hydrogen-electric aircraft. Additionally, in 2024 we acquired the assets of the autonomy division of Xwing Inc. Any such research and development efforts could distract management from current operations and would divert capital and other resources from our more established technologies. Even if we are successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies and have an adverse impact on our business, financial condition and results of operations.
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
We rely on information technology networks and systems to operate and manage our business and store our confidential and proprietary information. Our services will also involve the storage, processing and transmission of our customers’ data, including personal and financial information. We also engage third-party service providers to store and process this data. While we believe we and our service providers take reasonable steps to secure these networks and systems, our information technology infrastructure may be vulnerable to computer viruses or physical or electronic intrusions that our security measures may not detect. Any such security incident, including those resulting from cybersecurity attacks, phishing attacks, unauthorized access or usage, virus or similar breach or disruption could result in the loss, destruction, alteration or disclosure of this data, which could damage our reputation and lead to litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, corporations, criminal groups, and state-sponsored organizations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be fully covered by our insurance or at all, and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter customers from using our services; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition.
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
We intend to initially service larger metropolitan areas that will be the source of the majority of our revenue. As a result, our business and financial results are particularly susceptible to natural disasters, outbreaks and pandemics, growth constraints, economic, social, weather, and regulatory conditions or other circumstances applicable to these metropolitan areas. Because we will initially have a limited number of locations, a significant interruption or disruption in service at an individual vertiport or metropolitan area where we have a significant volume of flights could have a severe impact on our business, results of operations and financial condition.
Our concentration in large metropolitan areas and heavily trafficked airports also makes our business susceptible to an outbreak of a contagious disease, both due to the high volume of travelers flying into and out of such airports and the ease at which contagious diseases can spread through densely populated areas.
Disruption of operations at vertiports, whether caused by labor relations, utility or communications issues, power outages, or changes in federal, state and local regulatory requirements could harm our business. Certain airports may regulate our flight operations, including limiting the number of landings, banning our operations or introducing new permitting requirements, which could significantly disrupt our operations. In addition, demand for our services could be impacted if drop-offs or pick-ups of passengers become inconvenient because of airport rules or regulations, or more expensive because of airport-imposed fees, which would adversely affect our business, financial condition and operating results.
We currently have subsidiaries located outside of the United States and plans for international operations in the future, which could subject us to political, operational and regulatory challenges.
While our primary operations are in the United States, we have established relationships with subsidiaries, suppliers and potential partners in select international markets. In addition, we currently have subsidiaries engaged in limited test manufacturing, R&D and other activities in foreign countries. We have also begun working with regulators in other countries, including the United Kingdom, Japan, South Korea, Australia and the UAE to pursue commercialization opportunities in those markets and have signed contracts with potential partners in each of these markets under which we make various commitments related to early operations. While foreign certification in many countries leverages our work with the FAA and in some cases, such as the UAE, may also provide a path to commercial operations prior to receiving certification in the United States, applicable regulations outside the U.S. may differ from or be more stringent than analogous U.S. regulations. International operations are subject to a number of additional risks, including local political or economic instability, cross-border political tensions, global tariffs, challenges in effectively managing employees in foreign jurisdictions, including local labor laws that may be stricter or more costly to comply with than in the U.S., and exposure to potential liabilities under anti-corruption or anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar laws and regulations. If any of these risks materialize it could adversely impact our business, financial condition and results of operations.
We are subject to risks arising from natural disasters and severe weather conditions and risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.
Natural disasters, including wildfires, tornados, hurricanes, tsunamis, floods and earthquakes, and severe weather conditions, may damage our manufacturing plants, facilities or aircraft or disrupt our operating routes. Our Santa Cruz testing facilities, in particular, are located in an area that is at high risk due to wildfire. These facilities are also subject to a risk of closure due to zoning and permitting issues. Destruction or our inability to use any of our facilities for a prolonged period of time could materially impact our ability to meet our projected timelines.
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
Our operations are subject to many hazards and operational risks, including general business risks, product liability, and damages to third parties, our infrastructure or properties that may be caused by natural disasters, power losses, telecommunications failures, terrorist attacks (including hijacking, use of the aircraft as a weapon, or use of the aircraft to disperse a chemical or biological agent), security related incidents or human errors. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties. Furthermore, there is an increasing focus on environmental disclosure and regulation at the local, state and federal levels. Additional laws in these areas, if enacted, could be difficult or costly to comply with.
We maintain general liability insurance, aviation flight testing insurance, aircraft liability coverage, directors and officers (“D&O”) insurance, and other insurance policies, and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that our insurance will be sufficient to cover all potential claims or that present levels of coverage will be available in the future at reasonable cost or at all. Further, we expect our insurance needs and costs to increase as we build production facilities, manufacture aircraft, establish commercial operations, add routes, increase flight and passenger volumes and expand into new markets. It is too early to determine what impact, if any, the commercial operation of eVTOLs will have on our insurance costs which may have an adverse impact on our business, financial condition and result of operations.
We are dependent on our senior management team and other highly skilled personnel, including pilots and mechanics, and we may not be successful in attracting or retaining these personnel.
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel. While our efforts to hire key personnel have generally been successful overall, the markets in which we operate are generally characterized by high levels of competition for skilled employees. We have in the past, and may in the future, experience delays in filling certain positions. In addition, in December 2024, our Chief Financial Officer notified us of his resignation, effective December 13, 2024, for personal reasons. While we search for a new Chief Financial Officer, these duties are being carried out by other individuals within the management team.
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
Certain Joby stockholders are contractually restricted from selling or transferring shares of common stock (the “Lock-up Shares”) for an agreed-upon period of time. For example, certain significant stockholders have agreed to a five-year lockup, with 20% of the Lock-up Shares being released on each anniversary of the closing of the Merger, subject to provisions that allow for a complete release of the Lock-Up Shares if the Company undergoes a change of control (the “Major Company Equityholders Lock-Up Agreement”). Under the Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP, the Sponsor’s Lock-up Shares are subject to the same releases agreed to in the Major Company Equityholders’ Lock-Up Agreement in addition to vesting conditions. Following the expiration of each lockup tranche, the applicable stockholders will no longer be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could reduce the market price of our common stock. As of February 15, 2025, there were approximately 151,890,585 shares subject to the Major Company Equityholders Lock-Up Agreement. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If we are deemed to be an investment company under the Investment Company Act of 1940, our results of operations could be harmed.
Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), absent an applicable exemption, a company generally will be deemed to be an “investment company” if (a) it is in the business of investing, reinvesting, owning, holding, or trading in securities and (b) it owns or proposes to acquire “investment securities” having a value exceeding 40% of its total assets (other than U.S. government securities and cash items) on an unconsolidated basis (such second prong, the “40% Test”). We do not believe that we or any of our subsidiaries are an “investment company” for purposes of the Investment Company Act, including in part, because neither we nor any of our subsidiaries are in the business of investing, reinvesting, owning, holding, or trading in securities, as required under Section 3(a)(1)(C) of the Investment Company Act, and because we qualify for the safe harbor from “investment company” status provided in Rule 3a-8 under the Investment Company Act.
We are engaged primarily in developing an all-electric, vertical take-off and landing air taxi, and our historical development, public representations of policy, the activity of our officers and directors, the nature of our present assets, the sources of our present income, and the public perception of the nature of our business all support the conclusion that we are an operating company and not an investment company. Further, we and certain of our subsidiaries qualify for the nonexclusive safe harbor from the definition of “investment company” provided in Rule 3a-8 under the Investment Company Act, which applies to certain research and development companies. We currently conduct, and intend to continue to conduct, our operations so that neither we, nor any of our subsidiaries, is required to register as an “investment company” under the Investment Company Act. If we were obligated to register as an “investment company,” we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would increase our operating and compliance costs, could make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business.
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
•Tabletop exercises with key personnel during which we simulate cybersecurity threats to test our capabilities and continually improve our response protocols.
We are actively engaged with the Aviation Information Sharing and Analysis Center (ISAC) which gathers, analyzes and shares information to combat cyber-related threats and weaknesses. We use this information to ensure we are aware of possible threats that could occur within our industry.
During the last three fiscal years, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats. For more information on our cybersecurity related risks, see Item 1A “Risk Factors” in this Annual Report.

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

Item 2. Properties
Our corporate headquarters are located in Santa Cruz, California, and consist of approximately 162,000 square feet, which we purchased in 2023, and an additional approximately 44,000 square feet of leased space in the same location. We operate primarily out of facilities located in the U.S., in Santa Cruz, San Carlos and Marina, California, Washington, D.C. and internationally in Munich and Stuttgart, Germany, Linz, Austria, San Jose, Costa Rica, and Shenzhen, China.
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
All of our facilities, except for our corporate headquarters, are located on land that is leased from third parties or, in the case of our testing facility in Santa Cruz, from entities partially or wholly owned by our CEO, JoeBen Bevirt.
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
Holders
As of February 14, 2025, there were approximately 356 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
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
The following graph compares the cumulative total stockholder return of our common stock to the Russell 2000 Index and in a peer group consisting of Archer Aviation Inc., Eve Holding, Inc., Joby Aviation, Inc., Lilium N.V., Vertical Aerospace Ltd. (“Peer Group”). The chart shows the annual change in value of $100 invested in each of our common stock, the index and the Peer Group on August 10, 2021, the date of our Merger with RTP, and assumes reinvestment of dividends, if any. Each of the companies in our Peer Group went public via merger with a special purpose acquisition company (“SPAC”). For Peer Group companies that completed their SPAC merger after August 10, 2021, the cumulative return for the Peer Group was weighted based on the market capitalization of each company based on the date of its SPAC merger. Shares of Lilium N.V. were suspended from trading on November 6, 2024, and subsequently delisted from the Nasdaq Global Select Market. The Peer Group line assumes a share prices of $0.00 for shares of Lilium common stock as of December 31, 2024.

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our annual report on Form 10-K for the year ended December 31, 2023, filed on February 27, 2024, for reference to discussion of the fiscal year ended December 31, 2022, the earliest of the three fiscal years presented. This discussion and analysis includes forward looking statements that involve risks and uncertainties. Please see the section of this Annual Report titled “Special Note Regarding Forward-Looking Statements.”
Overview
We have spent more than a decade designing and testing a piloted all-electric, vertical take-off and landing (“eVTOL”) aircraft that we intend to operate as part of a fast, quiet and convenient service in cities around the world. The aircraft is quiet when taking off, near silent when flying overhead and is being designed to transport a pilot and up to four passengers - or an expected payload of up to 1,000 pounds - at speeds of up to 200 mph. The aircraft is optimized for urban routes, with a target range of up to 100 miles on a single charge. According to our modeling, more than 99% of urban routes in cities such as New York City and Los Angeles are significantly shorter than this, enabling higher utilization through faster turnaround times of our aircraft. By combining the freedom of air travel with the efficiency of our aircraft, we expect to deliver journeys that are up to 10 times faster than driving, and it is our goal to steadily drive down end-user pricing in the years following commercial launch to make the service widely accessible. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. With thousands of successful test flights already completed, and as the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis which was subsequently published in final form in the Federal Register, we believe we are well positioned to be the first eVTOL manufacturer to earn airworthiness certification from the Federal Aviation Administration (“FAA”).
We do not currently intend to sell these aircraft to independent third parties or individual consumers as a primary business model. Instead, we plan to manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver transportation services to our customers, including government agencies such as the U.S. Air Force (“USAF”) through sales or contracted operations, and to individual end-users through a convenient app-based aerial ridesharing service. We are targeting initial passenger operations in 2025 or 2026. We believe this vertically-integrated business model will generate the greatest economic returns over time, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. There may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable to sell aircraft in the future. We do not expect this would change our core focus on building a vertically integrated transportation company.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of December 31, 2024, we had an accumulated deficit of $1,855.7 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
See the section entitled “Risk Factors” for a further discussion of these considerations.
Development of the Global Urban Air Mobility (“UAM”) Market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the global market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We delivered our first aircraft for initial service operations with the DOD in September 2023 and are targeting initial passenger operations in 2025 or 2026. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.

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
U.S. Government Contracts
In December 2020, we became the first company to receive airworthiness approval for an eVTOL aircraft for a flight clearance from the USAF to conduct a government test, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the USAF’s Agility Prime program. Our multi-year relationship with the DOD and other U.S. government agencies has provided us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. We believe that the DOD is potentially shifting its priorities under the Agility Prime program towards hybrid aircraft and autonomous flight technologies and as a result our existing contracts may be reduced or modified. We are actively pursuing additional contracts with the DOD and other government agencies in these areas and believe that our investments in hydrogen-electric and autonomous technology will position us well to capitalize on these opportunities, but we may be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or DOD.
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
The success of our business is also dependent, in part, on the utilization rate of our aircraft, which is the amount of time our aircraft spend in the air carrying passengers. We intend to maintain a high daily aircraft utilization rate, and reductions in utilization will adversely impact our financial performance. High daily aircraft utilization is achieved in part by reducing turnaround times at vertiports. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.
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
2024 Acquisitions
On May 31, 2024, we completed the acquisition of certain assets of an aerospace company that develops modular autonomy technology for aviation in exchange for 1,944,990 shares of our common stock with an aggregate acquisition date fair value of $9.5 million. The transaction is expected to contribute to development of autonomous capabilities of our aircraft and to accelerate the execution of our contract deliverables with the U.S. Department of Defense. The acquisition was accounted for as a business combination as the assets acquired constituted a business in accordance with ASC 805 Business Combinations.
As part of the acquisition, we also issued 1,375,245 shares of the Company common stock subject to lock-up period of twelve month following the acquisition date (“Holdback Equity”). The number of shares of Holdback Equity to be released at the end of the lock-up period depends on the continuing employment of selected employees of the aerospace company, whose employment transitioned to us as a result of the acquisition, and the weighted volume average price of our common stock at the end of the lock-up period. The number of shares of Holdback Equity to be released may additionally be reduced to satisfy certain indemnification obligations, if any, of the seller. We accounted for the Holdback Equity under ASC 718 Compensation — Stock Compensation as a compensation arrangement separate from the business combination and will recognize $8.7 million as stock-based compensation expense over the lock-up period, commencing on the acquisition date.
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
Results of Operations
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	December 31,		Change
	2024	2023	($)	(%)
Revenue:
Flight services	$136	$1,032	$(896)	(87)%
Operating expenses:
Flight services	67	200	(133)	(67)%
Research and development	477,156	367,049	110,107	30%
Selling, general and administrative	119,667	105,877	13,790	13%
Total operating expenses	596,890	473,126	123,764	26%
Loss from operations	(596,754)	(472,094)	(124,660)	26%
Interest and other income, net	42,822	45,561	(2,739)	(6)%
Loss from change in fair value of warrants and earnout shares	(53,973)	(86,378)	32,405	(38)%
Total other loss, net	(11,151)	(40,817)	29,666	(73)%
Loss before income taxes	(607,905)	(512,911)	(94,994)	19%
Income tax expense	129	139	(10)	(7)%
Net loss	$(608,034)	$(513,050)	$(94,984)	19%
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
Research and Development Expenses
Research and development expenses increased by $110.1 million, or 30%, to $477.2 million during the year ended December 31, 2024 from $367.0 million during the year ended December 31, 2023. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, prototype manufacturing, and certification, as well as increased quantity of materials used in prototype development and testing, partially offset by increase in expense reduction due to higher grants earned as part of our government contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.8 million, or 13%, to $119.7 million during the year ended December 31, 2024 from $105.9 million during the year ended December 31, 2023. The increase was primarily attributable to increased headcount to support operations growth, including IT, legal, facilities, HR, and finance, as well as an increase in professional services cost related to legal, accounting and recruiting support.
Total Other Loss, Net
Total other loss, net decreased by $29.7 million, or 73%, to a loss of $11.2 million during the year ended December 31, 2024 from a loss of $40.8 million during the year ended December 31, 2023. The decrease was primarily driven by a $32.4 million reduction in loss from changes in fair value of warrants and earnout shares, partially offset by $2.7 million decrease in interest and other income due to decreased interest rates on lower invested funds.
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
In August 2021, we raised net proceeds of $1,067.9 million from the Merger and $843.3 million from the issuances of Legacy Joby’s redeemable convertible preferred stock and convertible notes prior to the Merger.
In October 2022, we raised net proceeds of $60.0 million from the sale of 11,044,232 shares of our common stock and warrants to Delta Air Lines, Inc.
In May 2023, we raised $180.2 million in net proceeds from our issuance and sale, in a registered direct offering to certain institutional investors of 43,985,681 shares of our common stock.
In June 2023, we raised net proceeds of $99.9 million from our issuance and sale of 15,037,594 shares of our common stock to SKT.
In October 2024, we raised $221.8 million in net proceeds from an underwritten public offering (the “Public Offering”) of 46,000,000 shares of our common stock.
In December 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, as sales agents (the “Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $300,000,000 of our common stock in an “at-the-market” offering (the “ATM Offering”). As of December 31, 2024, 16,158,784 shares of our common stock have been sold pursuant to the Equity Distribution Agreement for net proceeds of $128.8 million. As of December 31, 2024, $167.0 million remain available for sale under the Equity Distribution Agreement.
In addition, on October 1, 2024, we entered a stock purchase agreement with Toyota Motor Corporation pursuant to which Toyota has committed to invest up to $500.0 million, subject to certain closing conditions, as described in Note 9. Stockholders' Equity (the “Toyota Investment”).
As of December 31, 2024, we had cash, cash equivalents and restricted cash of $200.4 million and short-term investment in marketable securities of $733.2 million. Restricted cash, totaling $0.8 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the proceeds of future sales under the ATM Offering, the expected proceeds from the Toyota Investment and cash we expect to generate from future operations will provide sufficient funding to support us beyond the initial launch of our commercial operations. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
Our principal uses of cash in recent periods were to fund our research and development activities, personnel cost and support services. Near-term cash requirements will also include spending on manufacturing facilities, ramping up production and supporting production certification, scaled manufacturing operations for commercialization, infrastructure and vertiport development, pilot training facilities, software development and production of aircraft. We do not have material cash requirements related to current contractual obligations. As such, our cash requirements are highly dependent upon management’s decisions about the pace and focus of both our short and long-term spending.
Cash requirements can fluctuate based on business decisions that could accelerate or defer spending, including the timing or pace of investments, infrastructure and production of aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, and the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies, which could require us to seek additional equity or debt financing. If we require additional financing we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our investments in production operations, the pace of our production ramp-up, infrastructure investments in vertiports, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Year Ended December 31,		Change
	2024	2023	($)	(%)
Net cash (used in) provided by:
Operating activities	$(436,267)	$(313,831)	$(122,436)	39%
Investing activities	70,763	80,304	(9,541)	(12)%
Financing activities	361,114	288,239	72,875	25%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(4,390)	$54,712	$(59,102)	(108)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was $436.3 million, consisting primarily of a net loss of $608.0 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $104.4 million in stock-based compensation expense, a $54.0 million loss from change in the fair value of warrants and earnout shares, $35.6 million in depreciation and amortization expense, partially offset by $15.8 million net accretion of our investments in marketable securities and $6.4 million net increase in our net working capital.
Net cash used in operating activities for the year ended December 31, 2023 was $313.8 million, consisting primarily of a net loss of $513.1 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $93.6 million in stock-based compensation expense, $86.4 million loss from change in the fair value of warrants and earnout shares, $30.5 million in depreciation and amortization expense and a net decrease in our net working capital of $8.9 million, partially offset by $20.2 million net accretion of our investments in marketable securities.

Net Cash Provided by Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 of $70.8 million was primarily due to proceeds from the sales and maturities of marketable securities of $715.2 million, partially offset by purchases of marketable securities of $603.8 million and purchases of property and equipment of $40.6 million
Net cash provided by investing activities for the year ended December 31, 2023 of $80.3 million was primarily due to proceeds from the sales and maturities of marketable securities of $920.9 million, partially offset by purchases marketable securities of $810.0 million and purchases of property and equipment of $30.6 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 of $361.1 million was primarily due to net proceeds of $221.8 million from issuance of common stock in underwritten public offering and net proceeds of $128.8 million from issuance of common stock in at-the-market public offering, proceeds from the issuance of common stock under the employee stock purchase plan of $11.2 million and $1.7 million proceeds from exercise of stock options and issuance of common stock warrants, partially offset by $2.4 million repayments of obligation under finance leases and tenant improvement loan.
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
The significant accounting policies of the Company are described in more detail in Note 2 to our Consolidated Financial Statements included elsewhere in this Annual Report. We believe the following accounting policies and estimates to be critical to the preparation of our Consolidated Financial Statements.
Stock-Based Compensation
We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility we use to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, we determine whether an adjustment to the observable market price is required. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation, and account for forfeitures as they occur. Some of our awards contain service-based vesting condition as well as performance-based vesting condition. We consider the probability of achieving each of the performance goals at the end of each reporting period and recognize expense over the requisite period when achievement of the goal is determined to be probable, and adjust the expense if the probability of achieving the goal later changes. The Company estimates the probabilities based on available information about the progress made towards performance goals at each reporting period. Our performance based awards issued under annual Bonus Plans are classified as an equity or, initially, as a liability, depending on the terms of the plan. For liability classified awards, the liability is reclassified to equity when the respective milestones have been met. If it is determined that the milestone cannot be met, the liability is reversed.
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
We have not identified any events and circumstances that would indicate that our long-lived assets may be impaired. Accordingly, we have not recorded any impairment charge to our existing property and equipment during the twelve months ended December 31, 2024.
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
Recent Accounting Pronouncements
See Note 2 of our Consolidated Financial Statements included elsewhere in this Annual Report for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $933.6 million as of December 31, 2024. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
Foreign Currency Risk
We are not exposed to significant foreign currency risks related to our operating expenses as our foreign operations are not material to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
JOBY AVIATION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Joby Aviation, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Joby Aviation, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Accounting for Stock Purchase Agreement — Refer to Note 9 to the consolidated financial statements
Critical Audit Matter Description
On October 1, 2024, the Company entered into a Stock Purchase Agreement (the “SPA”) providing for the issuance and sale by the Company to Toyota Motor Corporation of up to an aggregate of 99,403,579 shares of common stock at a purchase price of $5.03 per share. The SPA is structured in two equal tranches of $250.0 million each. The closing of each tranche is subject to the satisfaction of certain closing conditions set forth in the SPA, which include the parties negotiating and entering into various agreements and obtaining regulatory approvals.
We identified management’s accounting evaluation and conclusion on whether the SPA is recognized for accounting purposes as of December 31, 2024, as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the evaluation of management’s assertions regarding if the SPA is contractually binding or legally enforceable prior to the satisfaction of the SPA closing conditions associated with each tranche.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s accounting evaluation and conclusion on whether the SPA is recognized for accounting purposes as of December 31, 2024, included the following, among others:
•We tested the effectiveness of the control over management’s review of complex non-routine transactions that includes the SPA.
•We evaluated management’s accounting evaluation and conclusion on whether the SPA is recognized for accounting purposes as of December 31, 2024.
•We evaluated the assertions and assumptions made by management supporting if the SPA is contractually binding or legally enforceable prior to the satisfaction of the SPA closing conditions, including inquiries and consideration of evidence from the Company’s legal counsel.
•We evaluated the Company’s disclosures related to the SPA for conformity with the relevant requirements under accounting principles generally accepted in the United States of America (“U.S. GAAP”).
/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2025

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Joby Aviation, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Joby Aviation, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
San Jose, California
February 27, 2025

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$199,627	$204,017
Short-term investments	733,224	828,233
Total cash, cash equivalents and short-term investments	932,851	1,032,250
Other receivables	16,044	4,659
Prepaid expenses and other current assets	20,710	18,842
Total current assets	969,605	1,055,751
Property and equipment, net	120,954	103,430
Operating lease right-of-use assets	28,689	28,286
Restricted cash	762	762
Intangible assets	8,127	6,585
Goodwill	14,322	14,011
Other non-current assets	61,006	60,610
Total assets	$1,203,465	$1,269,435
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,261	$3,006
Operating lease liabilities, current portion	5,031	4,312
Accrued expenses and other current liabilities	38,842	37,818
Total current liabilities	48,134	45,136
Operating lease liabilities, net of current portion	26,178	26,349
Warrant liability	95,410	62,936
Earnout shares liability	117,416	95,969
Other non-current liabilities	3,964	4,683
Total liabilities	291,102	235,073
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized at December 31, 2024 and 2023. No shares issued and outstanding at December 31, 2024 and 2023.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized at December 31, 2024 and 2023, 784,176,364 and 698,262,025 shares issued and outstanding at December 31, 2024 and 2023, respectively	78	70
Additional paid-in capital	2,768,605	2,282,475
Accumulated deficit	(1,855,737)	(1,247,703)
Accumulated other comprehensive loss	(583)	(480)
Total stockholders’ equity	912,363	1,034,362
Total liabilities and stockholders’ equity	$1,203,465	$1,269,435
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Flight services	$136	$1,032	$—
Operating expenses:
Flight services	67	200	—
Research and development (including related party purchases of $1,162, $1,667 and $1,600 for the years ended December 31, 2024, 2023, and 2022 respectively)	477,156	367,049	296,281
Selling, general and administrative (including related party purchases of $177, $286 and $360 for the years ended December 31, 2024, 2023 and 2022 respectively)	119,667	105,877	95,922
Total operating expenses	596,890	473,126	392,203
Loss from operations	(596,754)	(472,094)	(392,203)
Interest and other income, net	42,822	45,561	16,787
Income from equity method investment	—	—	19,463
Gain (loss) from change in fair value of warrants and earnout shares	(53,973)	(86,378)	98,002
Total other income (loss), net	(11,151)	(40,817)	134,252
Loss before income taxes	(607,905)	(512,911)	(257,951)
Income tax expense	129	139	92
Net loss	$(608,034)	$(513,050)	$(258,043)
Net loss per share, basic and diluted	$(0.87)	$(0.79)	$(0.44)
Weighted-average common shares outstanding, basic and diluted	699,794,747	647,907,598	585,544,043
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(608,034)	$(513,050)	$(258,043)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	550	8,240	(7,985)
Foreign currency translation gain (loss)	(653)	126	(739)
Total other comprehensive income (loss)	(103)	8,366	(8,724)
Comprehensive loss	$(608,137)	$(504,684)	$(266,767)
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	604,174,329	$60	$1,793,431	$(476,610)	$(122)	$1,316,759
Net loss	—	—	—	(258,043)	—	(258,043)
Other comprehensive loss	—	—	—	—	(8,724)	(8,724)
Issuance of common stock upon exercise of stock options	2,532,788	—	1,530	—	—	1,530
Issuance of common stock upon vesting of restricted stock units	4,864,507	—	—	—	—	—
Issuance of common stock in private placement	11,044,232	1	43,905	—	—	43,906
Shares withheld related to net share settlement	(13,041)	—	(85)	—	—	(85)
Vesting of early exercised stock options	—	—	326	—	—	326
Stock-based compensation	—	—	69,072	—	—	69,072
Balance at December 31, 2022	622,602,815	$61	$1,908,179	$(734,653)	$(8,846)	$1,164,741
Net loss	—	—	—	(513,050)	—	(513,050)
Other comprehensive income	—	—	—	—	8,366	8,366
Issuance of common stock upon exercise of stock options	2,923,022	3	1,907	—	—	1,910
Issuance of common stock upon vesting of restricted stock units	11,694,630	—	—	—	—	—
Issuance of common stock in private placement	59,160,449	6	279,893	—	—	279,899
Issuance of common stock under Employee Stock Purchase Plan	1,881,109		6,918			6,918
Vesting of early exercised stock options and common stock issued in private placement	—	—	523	—	—	523
Stock-based compensation	—	—	85,055	—	—	85,055
Balance at December 31, 2023	698,262,025	$70	$2,282,475	$(1,247,703)	$(480)	$1,034,362
Net loss	—	—	—	(608,034)	—	(608,034)
Other comprehensive loss	—	—	—	—	(103)	(103)
Issuance of common stock upon exercise of stock options	3,367,232	1	1,474	—	—	1,475
Issuance of common stock in at-the-market public offering, net of commission and offering expenses of $4,183	16,158,784	2	128,834	—	—	128,836
Issuance of common stock in underwritten public offering, net of commission and offering expenses of $10,446	46,000,000	5	221,849	—	—	221,854
Issuance of common stock upon vesting of restricted stock units	14,467,566	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	2,600,522		11,200	—	—	11,200
Issuance of common stock in acquisition	3,320,235		9,472	—	—	9,472
Vesting of early exercised stock options and common stock issued in private placement	—	—	424	—	—	424
Stock-based compensation	—	—	112,877	—	—	112,877
Balance at December 31, 2024	784,176,364	$78	$2,768,605	$(1,855,737)	$(583)	$912,363
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(608,034)	$(513,050)	$(258,043)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	35,572	30,493	23,995
Stock-based compensation expense	104,446	93,636	69,072
(Gain)/loss from change in the fair value of warrants and earnout shares	53,973	86,378	(98,002)
Income from equity method investment	—	—	(19,463)
Net accretion and amortization of investments in marketable debt securities	(15,821)	(20,202)	(5,237)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	(11,803)	(573)	(1,823)
Other non-current assets	(545)	309	20,016
Accounts payable and accrued and other liabilities	6,116	6,442	10,884
Non-current liabilities	(171)	2,736	22,676
Net cash used in operating activities	(436,267)	(313,831)	(235,925)
Cash flows from investing activities
Purchase of marketable securities	(603,777)	(809,978)	(1,358,953)
Proceeds from sales and maturities of marketable securities	715,157	920,879	788,761
Purchases of property and equipment	(40,617)	(30,597)	(54,890)
Acquisitions, net of cash	—	—	(5,707)
Net cash provided by (used in) investing activities	70,763	80,304	(630,789)
Cash flows from financing activities
Underwritten public offering gross proceeds	232,300	—	—
Underwritten public offering commission and offering expenses	(10,446)	—	—
At-the-market public offering gross proceeds	133,019	—	—
At-the-market public offering commission and offering expenses	(4,183)	—	—
Proceeds from issuance of common stock in private placement, net	—	280,110	60,060
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	11,200	6,918	—
Proceeds from the exercise of stock options and warrants issuance	1,659	2,055	1,437
Repayments of tenant improvement loan and obligations under finance lease	(2,435)	(844)	(1,041)
Net cash provided by financing activities	361,114	288,239	60,456
Net change in cash, cash equivalents and restricted cash	(4,390)	54,712	(806,258)
Cash, cash equivalents and restricted cash, at the beginning of the year	204,779	150,067	956,325
Cash, cash equivalents and restricted cash, at the end of the year	$200,389	$204,779	$150,067
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$199,627	$204,017	$146,101
Restricted cash	762	762	3,966
Cash, cash equivalents and restricted cash in consolidated balance sheets	$200,389	$204,779	$150,067
Non-cash investing and financing activities
Unpaid property and equipment purchases	$6,536	$1,769	$3,553
Property and equipment purchased through financing leases	$2,537	$5,221	$694
Right-of-use assets acquired through operating leases	$5,115	$5,652	$29,202
Net non-cash assets acquired	$9,472	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Company and Nature of Business
Description of Business
Joby Aviation, Inc. (“Joby Aviation” or the “Company”) is a vertically integrated air mobility company that is building a clean, quiet, fully electric vertical takeoff and landing (“eVTOL”) aircraft to be used to deliver air transportation as a service. The Company is headquartered in Santa Cruz, California.
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
Earnout Shares Liability
In connection with the Reverse Recapitalization and pursuant to the Sponsor Agreement by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP (“Sponsor Agreement”), Sponsor agreed to certain terms of vesting, lock-up and transfer with respect to the 17,130,000 common shares held by it (“Earnout Shares”). The terms of the Sponsor Agreement specify that the Earnout Shares will vest upon achieving certain specified Release Events, as further described in Note 8. In accordance with ASC 815-40, the Earnout Shares are not indexed to the Common Stock and therefore are accounted for as a liability (“Earnout Shares Liability”) as of the Closing Date and subsequently remeasured at each reporting date with changes in fair value recorded as a component of other income (loss), net in the consolidated statements of operations.
The estimated fair value of the Earnout Shares Liability was determined using a Monte Carlo simulation using a distribution of potential outcomes on a monthly basis over the Earnout Period (as defined in Note 8) prioritizing the most reliable information available. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones, including the current Company Common Stock price, expected volatility, risk-free rate, expected term and dividend rate.
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
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and restricted cash, short-term investments and other receivables. At December 31, 2024 and 2023, cash and cash equivalents consisted of cash deposited with domestic and foreign financial institutions that are of high-credit quality. The Company is exposed to credit risk in the event of default by the domestic financial institutions to the extent that cash and cash equivalent deposits are in excess of amounts insured by the Federal Deposit Insurance Corporation. Foreign cash balances are not insured. The Company has not experienced any losses on its deposits since inception. Short-term investments consist of government and corporate debt securities and corporate asset backed securities that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.
The Company has other receivables due from United States and foreign government agencies under the Company’s government grant contracts. At December 31, 2024 and 2023, those government agencies receivables accounted for 81% and 73% of the Company’s other receivables, respectively. The Company provides for uncollectible amounts on an expected credit loss basis by recording an allowance for doubtful receivables based on historical information, current conditions, and reasonable and supportable forecasts.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2024 and 2023, restricted cash primarily related to a security deposit for a lease obligation of approximately $0.8 million.
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
The Company did not record any allowance for credit losses during the year ended December 31, 2024.
Investment in SummerBio, LLC
Following the outbreak of the COVID-19 pandemic, the Company’s management determined that certain previously developed technology that was accessible to the Company could be repurposed and applied in providing high-volume rapid COVID-19 testing through its investment in SummerBio, LLC (“SummerBio”), a related party. The Company has determined that it is not the primary beneficiary of SummerBio. Therefore, it accounted for its investment in SummerBio under the equity method of accounting with an ownership interest of approximately 44.5% as of December 31, 2023. In June 2022, SummerBio notified the Company of its decision to wind down testing operations and close the business, which SummerBio substantially completed by the end of December 2022.
The Company recognized income of $0.0, $0.0 and $19.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, within income from equity method investment on the consolidated statement of operations for its investment in SummerBio.
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
Intangible Assets
Intangible assets include identifiable intangible assets, primarily software technologies resulting from acquisitions (Note 4). Acquired intangible assets are initially recorded at fair value. The fair value of software technologies is estimated on the basis of replacement cost and the fair value of contractual agreement asset is based primarily on the discounted cash flow model. Software technologies are amortized on a straight-line basis over their estimated useful lives, generally three years to five years. The Company’s estimates of useful lives of intangible assets are based on cash flow forecasts which incorporate various assumptions, including forecasted remaining useful life until technological obsolescence of software.
Contractual Agreement
The Company’s contractual agreement asset (Note 4) is classified as other non-current assets on the consolidated balance sheet. The Company will amortize the contractual agreement asset in proportion to the estimated incremental cash flows earned under the agreement over an estimated period of three years. The Company expects to begin generating incremental cash flows under the contractual agreement asset in 2025.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of the asset may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets in 2024, 2023 and 2022.
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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2024, 2023 and 2022 were $0.2 million, $0.2 million and $0.1 million, respectively, included in selling, general and administrative expenses in the consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance also requires all public entities with a single reportable segment have to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted the ASU 2023-07 in the fourth quarter of 2024. The adoption had a disclosure only impact on the Company’s consolidated financial statements (Note 15).
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company expects the adoption to have a disclosure only impact on its consolidated financial statements.
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose in the notes to financial statements, of specified information about certain costs and expenses. The guidance applies to all public entities and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects the adoption to have a disclosure only impact on its consolidated financial statements.
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
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1, Level 2 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 8) are classified as Level 1 because they are directly observable in the market. The Company classifies the Private Placement Warrants (as defined in Note 8) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company’s Public Warrants. The Company classifies Delta Warrant and Earnout Shares Liability (as defined in Note 8) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant and Earnout Shares Liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in total other income (loss), net, in the consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$178,383	$—	$—	$178,383
Cash equivalents	$178,383	$—	$—	$178,383
Term deposits	$—	$31,179	$—	$31,179
Asset backed securities	—	98,412	—	98,412
Government debt securities	—	206,945	—	206,945
Corporate debt securities	—	396,688	—	396,688
Available-for-sale investments	—	733,224	—	733,224
Total fair value of assets	$178,383	$733,224	$—	$911,607
Liabilities measured at fair value
Common stock warrant liabilities (Public)	$34,843	$—	$—	$34,843
Common stock warrant liabilities (Private Placement)	—	23,296	—	23,296
Common stock warrant liabilities (Delta)	—	—	37,271	37,271
Warrant liabilities	34,843	23,296	37,271	95,410
Earnout Shares Liability	—	—	117,416	117,416
Total fair value of liabilities	$34,843	$23,296	$154,687	$212,826

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$197,543	$—	$—	$197,543
Cash equivalents	$197,543	$—	$—	$197,543
Term deposits	—	42,538	—	42,538
Asset backed securities	—	27,469	—	27,469
Government debt securities	—	265,681	—	265,681
Corporate debt securities	—	492,545	—	492,545
Available-for-sale investments	—	828,233	—	828,233
Total fair value of assets	$197,543	$828,233	$—	$1,025,776
Liabilities measured at fair value
Common stock warrant liabilities (Public)	$21,097	$—	$—	$21,097
Common stock warrant liabilities (Private)	—	14,105	—	14,105
Common stock warrant liabilities (Delta)	—	—	27,734	27,734
Warrant liability	21,097	14,105	27,734	62,936
Earnout Shares Liability	—	—	95,969	95,969
Total fair value of liabilities	$21,097	$14,105	$123,703	$158,905

The following is a summary of the Company’s available-for-sale securities (in thousands):

	December 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$31,179	$—	$—	$—	$31,179
Asset backed securities	98,277	135	—	—	98,412
Government debt securities	206,779	166	—	—	206,945
Corporate debt securities	396,410	352	(74)	—	396,688
Total	$732,645	$653	$(74)	$—	$733,224

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair Value
Term deposits	$42,538	$—	$—	$—	$42,538
Asset backed securities	27,465	21	(17)	—	27,469
Government debt securities	265,439	269	(27)	—	265,681
Corporate debt securities	492,761	299	(515)	—	492,545
Total	$828,203	$589	$(559)	$—	$828,233
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous significant unrealized losses for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the years ended December 31, 2024 and 2023.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common stock warrant liabilities (Delta)
Fair value as of January 1, 2024	$95,969	$27,733
Change in fair value	21,447	9,538
Fair value as of December 31 2024	$117,416	$37,271
The fair value of the Earnout Shares Liability and Common stock warrant liabilities (Delta) (see Note 8) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
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

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Equipment	$103,694	$84,639
Buildings	22,186	21,384
Leasehold improvements	20,569	18,771
Computer software	18,072	15,114
Molds and tooling	22,409	16,306
Land	6,270	6,270
Vehicles and aircraft	2,486	1,617
Furniture and fixtures	1,110	640
Construction in-progress	19,583	6,055
Gross property and equipment	216,379	170,796
Accumulated depreciation and amortization	(95,425)	(67,366)
Property and equipment, net	$120,954	$103,430
Depreciation and amortization expense of property and equipment for the years ended December 31, 2024 and 2023 was $29.7 million and $24.4 million, respectively. Vehicles and aircraft includes utility automobiles used at the Company's various facilities and purchased aircraft to support the Company's air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	December 31,
	2024	2023
Automation platform software	$7,200	$7,200
Multimodal software technology	—	4,900
System simulation software technology	4,600	4,600
Developed technology	6,900	—
Other intangibles	1,485	5,328
Gross intangible assets	20,185	22,028
Accumulated amortization	(12,058)	(15,443)
Intangible assets, net	$8,127	$6,585
Amortization expense related to intangible assets for the years ended December 31, 2024 and 2023 was $5.9 million and $6.1 million, respectively. As of December 31, 2024 the weighted-average amortization period of intangible assets was 2.02 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets (in thousands):

Fiscal Year	December 31, 2024
2025	$4,632
2026	2,467
2027	1,028
$8,127

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid equipment	$3,998	$3,471
Prepaid software	7,794	3,809
Prepaid taxes	3,183	1,603
Prepaid insurance	3,565	6,192
Other	2,170	3,767
Total	$20,710	$18,842
Other non-current assets
Other non-current assets consist of the following (in thousands):

	December 31,
	2024	2023
Contractual agreement asset	$59,611	$59,611
Long-term prepaid insurance	625	413
Other non-current assets	770	586
Total	$61,006	$60,610
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Vendor related accruals	$20,026	$11,391
Payroll accruals	6,619	16,265
Contract liabilities under contracts with customers	5,161	2,534
Deferred research and development credits	1,712	3,633
Other accruals and current liabilities	5,324	3,995
Total	$38,842	$37,818
Note 6. Leases
The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2073 and generally contain periodic rent increases and various renewal and termination options. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. In fiscal year 2022, the Company adopted ASC 842, recognizing operating lease right-of-use asset and liabilities on the consolidated balance sheet and continuing accreting rent expense on a straight-line basis over the term of the operating leases. Rent expense for 2024, 2023 and 2022 was $7.7 million, $7.0 million and $5.9 million, respectively.
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2024	December 31, 2023
Operating leases
Assets
Operating lease right-of-use assets	$28,689	$28,286
Liabilities
Operating lease liabilities, current	$5,031	$4,312
Operating lease liabilities, non-current	26,178	26,349
Total operating lease liabilities	$31,209	$30,661

Finance leases
Assets
Financing lease right-of-use assets	$11,351	$10,150
Accumulated amortization	(3,860)	(2,701)
Financing lease right-of-use assets, net	$7,491	$7,449
Liabilities
Finance lease liabilities, current	$2,579	$1,597
Finance lease liabilities, non-current	3,859	4,411
Total finance lease liabilities	$6,438	$6,008

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	9.5 years	6.3 years
Finance leases	3.4 years	4.1 years

Weighted-average discount rate
Operating leases	6.6%	6.9%
Finance leases	7.5%	7.7%

Interest rates for the finance leases have ranged from 4.0% to 15.0% per annum.
Maturities of lease liabilities were as follows:

	December 31, 2024
	Operating Leases	Finance Leases
2025	$6,945	$3,010
2026	6,698	1,466
2027	6,676	1,549
2028	6,208	1,255
2029	2,960	87
2030 and thereafter	17,505	—
Total undiscounted lease payments	$46,992	$7,367
Less: imputed interest	(15,783)	(929)
Total lease liabilities	$31,209	$6,438

Lease Costs
The table below presents certain information related to the lease costs:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$6,613	$5,760	$5,640

Finance Leases
Amortization of right-of-use assets	1,787	1,063	537
Interest on lease liabilities	389	243	66

Other Lease Costs
Short-term lease cost	2,583	2,342	1,402
Variable lease cost(1)	2,579	2,414	1,235
Total lease cost	$13,951	$11,822	$8,880
(1) Consist primarily of common-area maintenance, taxes and utilities

The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$(6,446)	$(5,559)
Operating cash flows used for finance leases	$(389)	$(243)
Finance cash flows used for finance leases	$(2,156)	$(583)

Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$5,115	$5,652
Finance lease liabilities	$2,537	$5,221
Note 7. Commitments and Contingencies
Contingencies
As of December 31, 2024, the Company had $11.8 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2024, and 2023, the Company was not involved in any material legal proceedings.

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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of December 31, 2024 and 2023.
Note 8. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the year ended December 31, 2024, 243 Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. The Private Warrant liability was remeasured to fair value as of December 31, 2024, 2023 and 2022, resulting in a loss of $9.2 million and a loss of $8.5 million and a gain of $12.4 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. The public warrant liability was remeasured to fair value based upon the market price as of December 31, 2024, 2023 and 2022, resulting in a loss of $13.7 million and a loss of $12.8 million and a gain of $18.6 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the consolidated statements of operations.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company's common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares vested as of December 31, 2024.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. During the years ended December 31, 2024, 2023 and 2022, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $21.4 million and a loss of $51.9 million and a gain of $65.8 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the consolidated statement of operations.
Assumptions used in the valuation are as follows:

	December 31,		August 10,
	2024	2023	2021
Expected volatility	74.80%	75.30%	62.20%
Risk-free interest rate	4.46%	3.90%	1.36%
Dividend rate	0.00%	0.00%	0.00%
Expected term (in years)	6.61	7.61	10.00
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. The Delta Warrant’s liability was remeasured to fair value as of December 31, 2024, 2023 and 2022 resulting in a loss of $9.5 million and a loss of $12.8 million and a gain of $1.2 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the consolidated statements of operations.
Assumptions used in the valuation of Delta Warrants are as follows:

	December 31,		October 7,
	2024	2023	2022
Expected volatility	74.80%	75.30%	72.20%
Risk-free interest rate	4.51%	3.90%	3.89%
Dividend rate	0.00%	0.00%	0.00%
Expected term (in years)	7.80	8.80	10.00
Note 9. Stockholders' Equity
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
Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of December 31, 2024 and 2023, there were no preferred stock issued and outstanding.
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The holders of common stock are not entitled to cumulative voting rights with respect to the election of directors, and as a consequence, minority stockholders are not able to elect directors on the basis of their votes alone. As of December 31, 2024 and 2023, no dividends have been declared to date.
The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

	December 31,
	2024	2023
Stock options outstanding under 2016 Stock Plan	9,887,462	13,574,585
Unvested RSU's under 2016 Stock Plan	3,056,014	4,675,812
Unvested RSU's under 2021 Stock Plan	37,332,726	26,400,887
Remaining shares available for future issuance under the 2021 plan	85,140,199	80,671,660
Common stock warrants	28,783,069	28,783,333
Total common stock reserved	164,199,470	154,106,277
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
On October 28, 2024, the Company issued 46,000,000 shares of common stock at a price of $5.05 per share in a underwritten public offering for net proceeds of $221.8 million, after deducting commission and offering expenses payable by the Company of $10.4 million.
In December 2024, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, under which the Company may offer and sell, from time to time at its sole discretion, up to an aggregate of $300,000,000 of its common stock in an “at-the-market” offering (the “ATM Offering”). During the year ended December 31, 2024, the Company sold 16,158,784 shares of its common stock under the ATM Offering, at a weighted-average gross sales price of $8.23 per share. Net proceeds of the ATM Offering during the year ended December 31, 2024, were $128.8 million after deducting $4.2 million in commissions and expenses. As of December 31, 2024, $167.0 million of common stock remain available for sale under the ATM Offering.
On October 1, 2024, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) by and between the Company and Toyota Motor Corporation (the “Toyota”) providing for the issuance and sale by the Company to Toyota in a private placement of up to an aggregate of 99,403,579 shares of common stock, par value $0.0001 per share, at a purchase price of $5.03 per share, upon the terms and conditions set forth in the Stock Purchase Agreement (the “Toyota Private Placement”).
The Toyota Private Placement is structured in two equal tranches of $250.0 million each. The closing of each tranche is subject to the satisfaction of certain closing conditions set forth in the Stock Purchase Agreement. The first tranche (the “Initial Closing”) is subject to conditions including, but not limited to: (i) the satisfaction of certain regulatory approvals or clearances, including with respect to the Committee on Foreign Investment in the United States and under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder; (ii) the adoption of certain changes to the provisions of the Company’s amended and restated bylaws concerning the ownership of common stock by non-citizens of the United States (the “Foreign Ownership Requirement”); (iii) the authorization by the Company’s board of directors of certain changes to Article XIV of the Company’s amended and restated certificate of incorporation concerning the Foreign Ownership Requirement (the “Charter Amendment”), subject to approval by the stockholders of the Company at the Company’s annual meeting in 2025; (iv) the execution of an amendment and restatement of the Amended and Restated Collaboration Agreement, dated August 30, 2019, between the Company and Toyota (“Restated Collaboration Agreement”); (v) the execution of a services agreement by the Company and Toyota (“Services Agreement”); and (vi) certain other customary closing conditions. The second tranche (the “Additional Closing”) is subject to conditions including, but not limited to: (i) the execution of a strategic alliance agreement relating to, among other things, manufacturing arrangements, by the Company and Toyota (“Strategic Alliance Agreement”); (ii) the approval of the Charter Amendment by the stockholders of the Company at the Company’s annual meeting in 2025; and (iii) certain other customary closing conditions. The agreements to be entered into in connection with such conditions are subject to the receipt of regulatory approvals, the parties negotiating and entering into definitive agreements and the conditions included within the applicable definitive documents.
The Company evaluated the terms of the Stock Purchase Agreement and concluded that it does not represent a financial instrument, as defined under U.S. GAAP, until the Restated Collaboration Agreement and Services Agreement for the first tranche and the Strategic Alliance Agreement for the second tranche (together the “Commercial Agreements”) are executed by the Company and Toyota. The execution of the Commercial Agreements, which are subject to negotiation and finalization between the Company and Toyota, did not occur as of December 31, 2024.
Note 10. Revenue Recognition
The Company’s revenue is primarily from provision of flight services to its customers. The Company recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration the Company expects to receive for those goods or services.
Flight services
Flight services revenue primarily includes consideration for the Company’s performance of customer directed flights and on-base operations for various U.S. Department of Defense agencies (“DOD”). These services are used by the DOD to demonstrate how eVTOL aircrafts can support a range of logistics missions, in realistic mission settings, including cargo and passenger transportation, and could be operated by both the Company’s and DOD’s personnel. On-base operations also include the training of DOD pilots and aircraft maintenance crews, as well as access to aircraft simulator, which provides the DOD with valuable insight into the performance of an eVTOL aircraft. Revenues are recognized as services are rendered and performance obligations are satisfied over time in accordance with contractual terms.

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
Contract Assets, Liabilities and Receivables
The Company generally satisfies performance of contract obligations by providing flight services to its customers in exchange for consideration. The timing of performance may differ from the timing of the customer’s payment or the Company’s right to receive payment, which results in the recognition of a contract asset or a contract liability. A contract asset exists when the Company has satisfied a performance obligation in a contract with a customer for which revenues has been recognized (i.e., services have been performed), but customer payment is contingent on a future event (i.e., satisfaction of additional performance obligations). These contract assets are transferred to receivables when the right to consideration becomes unconditional. Contract liabilities relate to deferred revenues in which advance consideration is received from customers for contracts where revenues are recognized based on future performance of services. The Company typically invoices customers on a monthly basis with the payment due between 30 and 60 days from the date of invoice.
There were no contract assets and receivables from the customers as of December 31, 2024, and 2023. There was no revenue from contracts with the customers during the year ended December 31, 2022.

Contract liabilities represents payments by customers in advance of receiving the Company’s flight services, see table below (in thousands).

	December 31,
	2024	2023
Contract liabilities under contracts with customers	$5,161	$2,534
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
Note 11. Stock-based Compensation
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
Outstanding options generally vest over six years, contain a one year cliff, are exercisable immediately and, upon early exercise, are subject to repurchase by the Company at the original exercise price. If an incentive stock option (“ISO”) is granted to an optionee who, at the time of grant, owns more than 10% of the voting power of all classes of capital stock, the term of the ISO is five years. Options issued under the 2016 Plan must be priced at no less than the fair value of the shares on the date of the grant provided, however, that the exercise price of an option granted to a 10% stockholder is not less than 110% of the fair value of the shares on the date of grant. The Board of Directors determines the exercisability provisions of a stock option agreement at its sole discretion.
The fair value of the RSU’s granted under the 2016 Plan was determined by the Company’s Board of Directors on the date of grant. Generally, RSUs granted under the 2016 Plan have a six years vesting period.
On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On December 31, 2024, the number of shares available for issuance under 2021 Plan was 85,140,199. On January 1, 2025, the number of shares available for issuance under 2021 plan increased by 31,367,055 shares.

Stock Options Activity
The summary of stock option activity is as follows:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2023	13,574,585	$0.70	6.15	$80,736
Options canceled and forfeited	(297,063)	$1.01
Options exercised	(3,390,060)	$0.53
Balances—December 31, 2024	9,887,462	$0.75	5.09	$72,936
Vested and expected to vest	9,887,462	$0.75	5.09	$72,936
Options exercisable	7,275,319	$0.65	4.92	$54,431
No options were granted in the years ended December 31, 2024, 2023 and 2022. The total intrinsic value of options exercised was $18.0 million, $15.2 million and $12.0 million respectively, during the years ended December 31, 2024, 2023 and 2022.
Restricted Stock Units
A summary of RSU activity is as follows: (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2023	31,076,699	$6.41	$206,660
Granted	26,769,490	$5.57
Vested	(14,467,590)	$6.28
Forfeited	(2,989,859)	$5.98
Balances—December 31, 2024	40,388,740	$5.94	$328,360
The total fair value of RSUs vested for the years ended December 31, 2024, 2023 and 2022 was $90.9 million, $60.6 million and $36.0 million, respectively.
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
On February 12, 2024, the Compensation Committee approved a performance-based program under which RSUs are awarded. Each RSU represents the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified objectives tied to five goals during 2024 (“2024 Bonus Plan”). Each goal has criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and the amount of the awards that will vest is calculated by summing the actual achievement percentages as of December 31, 2024. The maximum possible amount that will vest is 125%. If exactly the minimum or target levels are achieved, 45% and 100% of the awards, respectively, will vest. The RSUs awarded under the 2024 Bonus Plan will vest in equal installments on each of January 14, 2025, February 10, 2025, March 4, 2025 and April 7, 2025, subject in each case to the participant’s continued status as a service provider through respective vesting date. In accordance with ASC 718 Compensation - Stock Compensation, the Company has determined that 2024 Bonus Plan awards are equity awards with performance condition, and classified them as equity.
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
On February 12, 2024, the Compensation Committee approved a long-term performance-based RSU awards (“LPA Awards”) to certain employees of the Company. The LPA Awards have the same performance conditions as the awards granted under the 2024 Bonus Plan and will vest in three equal annual installments on the anniversary of the grant date, provided that performance conditions are satisfied and the employee continues to be a service provider through the respective vesting dates. In accordance with ASC 718 Compensation - Stock Compensation, Management has determined that these LPA awards are equity awards with performance and service conditions, and classified them as equity.
The Company recorded stock-based compensation expense in relation to its Bonus Plans and LTI awards of $18.1 million, $31.3 million and $18.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On December 31, 2024, the number of shares available for issuance under 2021 ESPP was 11,797,095. On January 1, 2025, the number of shares available for issuance under 2021 ESPP increased by 3,920,882 shares. During the year ended December 31, 2024, the Company issued 2,600,522 shares under the 2021 ESPP. The stock-based compensation expense recognized for the 2021 ESPP was $6.5 million, $3.7 million and $0.4 million for the year ended December 31, 2024, 2023 and 2022, respectively.
The assumptions in the Black-Scholes option-pricing models used to determine the fair value of 2021 ESPP awards granted were as follows:

Year Ended December 31,
	2024	2023
Expected volatility	56.1% - 77.0%	58.5% - 85.1%
Expected dividend yield	—%	—%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	4.3% - 5.4%	4.9% - 5.4%
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
Stock-based compensation expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development expenses	$83,063	$73,160	$49,713
Selling, general and administrative expenses	21,383	20,476	19,357
Total stock-based compensation expense	$104,446	$93,636	$69,070
As of December 31, 2024, total unrecognized compensation cost related to stock awards was $209.0 million to be recognized over a weighted average remaining requisite service period of approximately 2.7 years.
Shares subject to repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of December 31, 2024 and 2023, 1,154,146 and 1,988,511 shares, respectively, were subject to repurchase at a weighted average price of $0.05 per share and $0.09 per share, respectively, and $0.1 million and $0.2 million, respectively, was recorded within the other non-current liabilities on the Company’s consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 shares of Legacy Joby preferred stock which were subject to time-based vesting conditions were converted to restricted common stock. As of December 31, 2024 and 2023, the number of such shares that were subject to repurchase was 1,114,380 and 1,561,599.
Note 12. Income Taxes
The components of loss before taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(597,424)	$(506,243)	$(249,550)
International	(10,481)	(6,668)	(8,401)
Loss before income taxes	$(607,905)	$(512,911)	$(257,951)

The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$—	$—	$—
State	14	6	7
Foreign	115	133	85
Total current provision	$129	$139	$92
Deferred
Federal	—	—	—
State	—	—	—
Total deferred benefit	—	—	—
Total provision (benefit)	$129	$139	$92
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
	%	%	%
Tax at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State taxes, net of federal benefit	—%	(1.6)%	(9.1)%
Permanent differences	3.5%	16.8%	(6.3)%
Change in valuation allowance	22.4%	9.0%	41.8%
Tax credits	(4.9)%	(3.2)%	(5.4)%
Effective income tax rate	0.0%	0.0%	0.0%
Significant components of the Company’s net deferred tax assets (in thousands):

	December 31,
	2024	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$190,451	$138,735	$161,239
Research and development credits	115,651	55,492	36,886
Accruals and reserves	567	2,479	148
Property and equipment	2,892	3,110	4,260
Stock-based compensation	6,094	16,396	14,416
Goodwill	2,965	4,311	4,920
Intangibles	2,769	2,234	900
Lease Liability	515	664	600
Capitalized R&D	173,217	88,985	42,676
Total deferred tax assets	495,121	312,406	266,045
Valuation allowance	(481,760)	(295,740)	(249,382)
Net deferred tax assets	13,361	16,666	16,663
Deferred tax liabilities
Contractual agreement	(13,361)	(16,666)	(16,663)
Total deferred tax liabilities	(13,361)	(16,666)	(16,663)
Net deferred tax assets	$—	$—	$—

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
The following shows the changes in the gross amount of unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of the year	$20,241	$14,571	$8,518
Increases related to prior year tax positions	6,925	684	219
Decreases related to prior year tax positions	—	(1,037)	—
Increases related to current year tax positions	14,879	6,023	5,834
Unrecognized tax benefits, end of year	$42,045	$20,241	$14,571
The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months. Due to the full valuation allowance at December 31, 2024, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate. Any adjustments made after the valuation allowance is released will have an impact on the tax rate.
In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past operating results are not necessarily indicative of future profitability. Management does not believe it is more likely than not that the deferred income tax assets will be realized; accordingly, a full valuation allowance has been established on net deferred income tax assets. The valuation allowance increased by $186.0 million during the year ended December 31, 2024, and by $46.4 million during the year ended December 31, 2023.
As of December 31, 2024, the Company had federal net operating loss carryforwards (“NOLs”) of $817.6 million, of which approximately $1.3 million will begin to expire in 2037 and the remainder do not expire. As of December 31, 2023, the Company had federal net operating loss carryforwards (“NOLs”) of $608.6 million of which approximately $15.8 million will begin to expire in 2036 and the remainder do not expire. As of December 31, 2024 and 2023, the Company had state NOLs of $156.2 million and $82.0 million, respectively, that will begin to expire in 2032. In addition, the Company had foreign NOLs of $28.0 million and $17.1 million as of December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company had federal research and development credits of $101.6 million and California research and development credits of $66.6 million. The federal credits will expire beginning 2037, while California credits have no expiration. At December 31, 2023, the Company had federal research and development credits of $44.9 million and California research and development credits of $36.4 million. The federal credits will expire beginning 2036, while California credits have no expiration.
The realizability of the deferred tax assets is primarily dependent on our ability to generate sufficient taxable income in future periods. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. Based on cumulative taxable income, projections for future taxable income, and the timing of reversal of deferred tax liabilities, the Company has recorded a valuation allowance against certain deferred tax assets.
Note 13. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.6 million, $0.6 million and $0.7 million during the years ended December 31, 2024, 2023 and 2022, respectively. The Company owed these vendors $0.0 and $0.0 as of December 31, 2024 and 2023, respectively. In addition, the Company entered into certain transactions with SummerBio in the year ended December 2022. These transactions included purchases of COVID-19 testing services for the Company’s employees and certain assets for a total amount of $0.0, 0.0 and $1.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.7 million, $1.3 million and $0.0 during the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $4.1 million and $3.8 million as of December 31, 2024 and 2023, respectively. The Company owed Toyota $0.0 and $0.0 as of December 31, 2024 and 2023, respectively.
Note 14. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for 2024, 2023 and 2022, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(608,034)	$(513,050)	$(258,043)
Denominator:
Weighted-average shares outstanding	699,794,747	647,907,598	585,544,043
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.79)	$(0.44)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023
Common stock warrants	28,783,069	28,783,333
Unvested restricted stock awards	1,114,380	1,561,599
Unvested restricted stock units	40,388,740	31,076,699
Unvested early exercised common stock options	1,154,146	1,988,511
Options to purchase common stock	9,887,462	13,574,585
Total	81,327,797	76,984,727

Year Ended December 31,
2022
Common stock warrants	28,783,333
Unvested restricted stock awards	2,007,595
Unvested restricted stock units	28,537,127
Unvested early exercised common stock options	3,923,509
Options to purchase common stock	17,093,447
Earnout Shares	17,130,000
Total	97,475,011

Note 15. Segment Reporting
The Company has one operating and reportable segment - flight services. The flight services revenue primarily includes consideration received for our performance of customer-directed flights and on-base operations for various DOD agencies. The accounting policies of the flight services segment are the same as those described in the summary of significant accounting policies. Substantially all Company’s fixed assets are located in the United States and all of the Company’s revenue is from the DOD in the United States.
As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss as reported in the consolidated statement of operations. The Company does not have intra-entity sales or transfers.
The significant segment expense categories and amounts for the flight services segment are as follows (in thousands):

Flight services segment
Year Ended December 31, 2024
Revenue:
Flight services	$136
Operating expenses:
People related costs, excluding stock based compensation expense	(316,485)
Stock-based compensation expense	(104,446)
Other segment items (1)	(187,239)
Net loss	$(608,034)
(1) Other segment items comprise primarily of depreciation and amortization, materials used in research & development activities, government grants (presented as a reduction of research and development expenses), professional services and other overhead expenses, gain (loss) from change in fair value of warrants & earnout shares, and interest and other income, net.
Note 16. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. The Company did not identify any subsequent events or transactions that would have required adjustment or disclosure in the financial statements.

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
Our management, under the supervision and with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report. Based upon this evaluation, our principal executive and financial officer concluded that as of the end of the period covered by this Report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
Management, under the supervision of our principal executive and financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, other than described above, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Plans
During the quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Insider Trading Policy
We have adopted an Insider Trading Policy that applies to our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards which are applicable to us. A copy of our Insider Trading Policy as been filed as an Exhibit to this Annual Report. Further, the company will not transact in any of its own securities unless in compliance with U.S. securities laws.
Other Information
The information required by this item, including information about our Executive Officers, Non-Employee Directors and Corporate Governance matters, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Part IV
Item 15. Exhibits, Financial Statement Schedules
Consolidated Financial Statements
Our consolidated financial statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report.
Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in Part II, Item 8 of this Annual Report.
Exhibits
The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference, in each case as indicated below.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among the Registrant, RTP Merger Sub Inc. and Joby Aero, Inc.	S-4	2.1	7/6/2021
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Bylaws of Joby Aviation, Inc.	8-K	3.1	1/24/2025
4.1	Warrant Agreement, dated as of September 16, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	9/21/2020
4.1(a)	Form of Amendment to the Warrant agreement, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	S-4	4.5	7/6/2021
4.2	Specimen Warrant Certificate.	8-K	4.1	9/21/2020
4.3	Description of the Registrant's Securities				X
10.1	Sponsor Agreement, dated as of February 23, 2021, by and among the Registrant, Reinvent Sponsor LLC and Joby Aero, Inc.	S-4	10.2	7/6/2021
10.2	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto.	S-4	10.3	7/6/2021
10.3†	Amended and Restated Registration Rights Agreement, by and among Joby Aviation, Inc. and the other parties thereto.	S-4	10.4	7/6/2021
10.4	Form of Majority Company Equityholders Lock-Up Agreement.	S-4	10.5	7/6/2021
10.5	Form of Indemnification Agreement.	S-1	10.11	8/17/2021
10.6+	Joby Aviation, Inc. 2021 Incentive Award Plan.	S-1	10.12	8/17/2021
10.7+	Form of Stock Option Agreement (included in Exhibit 10.8).	S-1	10.13	8/17/2021
10.8+	Form of Restricted Stock Unit Award Agreement.	S-8	99.3	12/17/2021
10.9+	Joby Aviation, Inc. 2021 Employee Stock Purchase Plan.	S-1	10.15	8/17/2021
10.10#	Collaboration Agreement, dated as of January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	S-4	10.23	7/6/2021
10.11#	Amendment No. 1 dated September 1, 2022, to the Collaboration Agreement, dated January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	10-Q	10.2	11/4/2022
10.12#	Amended and Restated Collaboration Agreement, dated as of August 30, 2019, by and between Joby Aero, Inc. and Toyota Motor Corporation.	S-4	10.24	7/6/2021
10.13#	Memorandum of Understanding, dated as of February 20, 2021, by and between Joby Aero, Inc. and Toyota Motor Corporation.	S-4	10.25	7/6/2021
10.14+	Non-employee Director Compensation Program	10-K	10.16	3/28/2022
10.15+	Offer letter, dated December 21, 2020, by and between Joby Aero, Inc. and Eric Allison	10-K	10.17	3/28/2022
10.16#	Umbrella Agreement, dated October 7, 2022, among Delta Air Lines, Inc., Joby Aero, Inc., and Joby Aviation, Inc.	8-K	10.1	10/11/2022
10.17	Subscription Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.2	10/11/2022
10.18	Warrant Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.3	10/11/2022

Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
10.19	Registration Rights Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.4	10/11/2022
10.20	Purchase and Sale Agreement, dated November 4, 2022, by and between Frederick Electronics Corporation, Plantronics, Inc., and Joby Aero, Inc.	8-K	10.1	11/9/2022
10.21#	Parts Supply Agreement, between Joby Aero, Inc. and Toyota Motor Corporation., dated February 15, 2023.	10-Q	10.1	8/4/2023
10.22#+	2024 Performance Award Program	10-Q	10.1	5/8/2024
10.23+	Transition Services agreement, between Matthew Field and Joby Aviation, Inc., dated December 23, 2024				X
10.24	Stock Purchase Agreement, dated October 1, 2024, between Joby Aviation, Inc. and Toyota Motor Corporation	8-K	10.1	10/2/2024
10.25#	Modification dated September 12, 2024, to Other Transaction for Prototype Agreement, between the United States Air Force and Joby Aero, Inc.	10-Q	10.2	11/6/2024
10.26	Equity Distribution Agreement, dated as of December 10, 2024, by and among Joby Aviation, Inc., Morgan Stanley & Co. LLC and Allen & Company LLC	8-K	1.1	12/10/2024
10.27+	Offer letter, dated April 2, 2021, by and between Joby Aero, Inc. and Didier Papadopoulos				X
10.28+	Letter Agreement, dated July 19, 2022, by and between Joby Aero, Inc. and Didier Papadopoulos				X
10.29+	Offer letter, dated November 7, 2020, by and between Joby Aero, Inc. and Bonny Simi				X
10.30+	Letter Agreement, dated July 6, 2022, by and between Joby Aero, Inc. and Bonny Simi				X
10.31+	Offer letter, dated December 9, 2020, by and between Joby Aero, Inc. and Kate DeHoff				X
19.1	Joby Aviation, Inc. Insider Trading Compliance Policy				X
21.1	Significant Subsidiaries of Joby Aviation, Inc.				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney (included on the signature page to the Report)				X
31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Joby Aviation, Inc. Policy for Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Cruz, State of California, on February 27, 2025.

Joby Aviation, Inc.
By:	/s/ JoeBen Bevirt
Name:	JoeBen Bevirt
Title:	Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints each of JoeBen Bevirt and Kate DeHoff, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments to this Annual Report and all further amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on February 27, 2025.

Signature	Title

/s/ JoeBen Bevirt	Chief Executive Officer and Director
JoeBen Bevirt	(Principal Executive Officer and Principal Financial Officer)

/s/ Sergey Novikov	Corporate Controller
Sergey Novikov	(Principal Accounting Officer)

/s/ Aicha Evans	Director
Aicha Evans

/s/ Halimah DeLaine Prado	Director
Halimah DeLaine Prado

/s/ Michael Huerta	Director
Michael Huerta

/s/ Tetsuo Ogawa	Director
Tetsuo Ogawa

/s/ Dipender Saluja	Director
Dipender Saluja

/s/ Paul Sciarra	Director
Paul Sciarra

/s/ Michael Thompson	Director
Michael Thompson

/s/ Laura Wright	Director
Laura Wright