Form 10-Q
period 2025-03-31
Joby Aviation, Inc.
filed 2025-05-08
CIK 1819848

•

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had 791,798,076 shares of common stock outstanding as of May 5, 2025.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$122,290	$199,627
Short-term investments	690,234	733,224
Total cash, cash equivalents and short-term investments	812,524	932,851
Other receivables	9,766	16,044
Prepaid expenses and other current assets	19,190	20,710
Total current assets	841,480	969,605
Property and equipment, net	129,776	120,954
Operating lease right-of-use assets	29,047	28,689
Restricted cash	762	762
Intangible assets	6,909	8,127
Goodwill	14,322	14,322
Other non-current assets	61,722	61,006
Total assets	$1,084,018	$1,203,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,859	$4,261
Operating lease liabilities, current portion	5,444	5,031
Accrued and other current liabilities	37,196	38,842
Total current liabilities	47,499	48,134
Operating lease liabilities, net of current portion	26,175	26,178
Warrant liability	61,234	95,410
Earnout shares liability	80,631	117,416
Other liabilities, net of current portion	9,038	3,964
Total liabilities	224,577	291,102
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized; 789,293,827 and 784,176,364 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	79	78
Additional paid-in capital	2,798,177	2,768,605
Accumulated deficit	(1,938,143)	(1,855,737)
Accumulated other comprehensive loss	(672)	(583)
Total stockholders’ equity	859,441	912,363
Total liabilities and stockholders’ equity	$1,084,018	$1,203,465
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Flight services	$—	$25
Operating expenses:
Flight services	—	15
Research and development (including related party purchases of $281 and $223 for the three months ended March 31, 2025 and 2024, respectively.)	134,287	115,636
Selling, general and administrative (including related party purchases of $42 and $36 for the three months ended March 31, 2025 and 2024, respectively.)	28,997	30,271
Total operating expenses	163,284	145,922
Loss from operations	(163,284)	(145,897)
Interest and other income, net	9,898	12,319
Gain from change in fair value of warrants and earnout shares	71,020	39,027
Total other income, net	80,918	51,346
Loss before income taxes	(82,366)	(94,551)
Income tax expense	40	36
Net loss	$(82,406)	$(94,587)
Net loss per share, basic and diluted	$(0.11)	$(0.14)
Weighted-average common stock outstanding, basic and diluted	766,908,858	681,749,388
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(82,406)	$(94,587)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale securities	(146)	(872)
Foreign currency translation gain (loss)	57	(229)
Total other comprehensive loss	(89)	(1,101)
Comprehensive loss	$(82,495)	$(95,688)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	784,176,364	$78	$2,768,605	$(1,855,737)	$(583)	$912,363
Net loss	—	—	—	(82,406)	—	(82,406)
Stock-based compensation	—	—	27,019	—	—	27,019
Issuance of common stock upon exercise of stock options	807,475	—	547	—	—	547
Issuance of common stock upon release of restricted stock units	4,063,821	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $81	246,167	1	1,993	—	—	1,994
Vesting of early exercised stock options	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(89)	(89)
Balance at March 31, 2025	789,293,827	$79	$2,798,177	$(1,938,143)	$(672)	$859,441
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

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(82,406)	$(94,587)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	9,132	8,507
Stock-based compensation expense	27,019	27,017
Gain from change in the fair value of warrants and earnout shares	(71,020)	(39,027)
Net accretion of investments in marketable debt securities	(3,698)	(5,492)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	7,263	(4,230)
Other non-current assets	(1,073)	(234)
Accounts payable and accrued and other current liabilities	1,463	1,243
Non-current liabilities	2,350	168
Net cash used in operating activities	(110,970)	(106,635)
Cash flows from investing activities
Purchases of marketable securities	(126,857)	(160,033)
Proceeds from sales and maturities of marketable securities	173,399	179,546
Purchases of property and equipment	(14,952)	(6,885)
Net cash provided by investing activities	31,590	12,628
Cash flows from financing activities
At-the-market public offering gross proceeds	2,074	—
At-the-market public offering commission and offering expenses	(81)	—
Proceeds from the exercise of stock options and warrants issuance	543	1,010
Repayments of tenant improvement loan and obligations under finance lease	(493)	(472)
Net cash provided by financing activities	2,043	538
Net change in cash, cash equivalents and restricted cash	(77,337)	(93,469)
Cash, cash equivalents and restricted cash, at the beginning of the period	200,389	204,779
Cash, cash equivalents and restricted cash, at the end of the period	$123,052	$111,310
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$122,290	$110,548
Restricted cash	762	762
Cash, cash equivalents and restricted cash	$123,052	$111,310
Non-cash investing and financing activities
Unpaid property and equipment purchases	$4,678	$1,865
Property and equipment purchased through finance leases	$2,918	$849
Right of use assets acquired through operating leases	$1,560	$1,399
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
Merger with RTP
On August 10, 2021 (the “Closing Date”), Reinvent Technology Partners, a Cayman Islands exempted company and special purpose acquisition company (“RTP”), completed the acquisition of Joby Aero, Inc., a Delaware corporation (“Legacy Joby”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 23, 2021, by and among RTP, RTP Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of RTP, and Legacy Joby. On the Closing Date, RTP was redomesticated as a Delaware corporation and changed its name to Joby Aviation, Inc. and Legacy Joby survived as a wholly-owned subsidiary of RTP (the “Merger”).
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
There have been no changes to the Company’s significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2024, that have had a material impact on the Condensed Consolidated Financial Statements and related notes.
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Condensed Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.
The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. In the opinion of management, these unaudited Condensed Consolidated Financial Statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.
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
In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, Clarifying the Effective Date. ASU 2024-03 applies to all public entities and ASU 2025-01 clarifies that the guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects the adoption to have a disclosure only impact on its consolidated financial statements.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$115,460	$—	$—	$115,460
Cash equivalents	$115,460	$—	$—	$115,460
Term deposits	$—	$31,580	$—	$31,580
Asset backed securities	—	95,347	—	95,347
Government debt securities	—	192,708	—	192,708
Corporate debt securities	—	370,599	—	370,599
Available-for-sale investments	—	690,234	—	690,234
Total fair value of assets	$115,460	$690,234	$—	$805,694

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$21,217	$—	$—	$21,217
Common stock warrant liabilities (Private)	—	14,186	—	14,186
Common stock warrant liabilities (Delta)	—	—	25,831	25,831
Warrant liability	21,217	14,186	25,831	61,234
Earnout Shares Liability	—	—	80,631	80,631
Total fair value of liabilities	$21,217	$14,186	$106,462	$141,865

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$178,383	$—	$—	$178,383
Cash equivalents	$178,383	$—	$—	$178,383
Term deposits	$—	$31,179	$—	$31,179
Asset backed securities	—	98,412	—	98,412
Government debt securities	—	206,945	—	206,945
Corporate debt securities	—	396,688	—	396,688
Available-for-sale investments	—	733,224	—	733,224
Total fair value of assets	$178,383	$733,224	$—	$911,607

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$34,843	$—	$—	$34,843
Common stock warrant liabilities (Private Placement)	—	23,296	—	23,296
Common stock warrant liabilities (Delta)	—	—	37,271	37,271
Warrant liabilities	34,843	23,296	37,271	95,410
Earnout Shares Liability	—	—	117,416	117,416
Total fair value of liabilities	$34,843	$23,296	$154,687	$212,826

The following is a summary of the Company’s available-for-sale securities (in thousands):

	March 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$31,580	$—	$—	$—	$31,580
Asset backed securities	95,319	32	(4)	—	95,347
Government debt securities	192,535	173	—	—	192,708
Corporate debt securities	370,368	244	(13)	—	370,599
Total	$689,802	$449	$(17)	$—	$690,234

	December 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$31,179	$—	$—	$—	$31,179
Asset backed securities	98,277	135	—	—	98,412
Government debt securities	206,779	166	—	—	206,945
Corporate debt securities	396,410	352	(74)	—	396,688
Total	$732,645	$653	$(74)	$—	$733,224
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous significant unrealized losses for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2025 and 2024.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common Stock Warrant Liabilities Delta
Fair value as of January 1, 2025	$117,416	$37,271
Change in fair value	(36,785)	(11,440)
Fair value as of March 31, 2025	$80,631	$25,831
The fair value of the Earnout Shares Liability and Common stock warrant liabilities (Delta) (see Note 6) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

Note 4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$110,944	$103,694
Molds and tooling	27,056	22,409
Construction in-progress	23,404	19,583
Buildings	22,202	22,186
Leasehold improvements	21,430	20,569
Computer software	18,342	18,072
Land	6,270	6,270
Vehicles and aircraft	2,503	2,486
Furniture and fixtures	1,136	1,110
Gross property and equipment	233,287	216,379
Accumulated depreciation and amortization	(103,511)	(95,425)
Property and equipment, net	$129,776	$120,954
Depreciation and amortization expense of property and equipment for the three months ended March 31, 2025 and 2024 was $7.9 million and $7.0 million, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Automation platform software	$7,200	$7,200
System simulation software technology	4,600	4,600
Developed technology	6,900	6,900
Other intangibles	500	1,485
Gross intangible assets	19,200	20,185
Accumulated amortization	(12,291)	(12,058)
Intangible assets, net	$6,909	$8,127
Amortization expense related to intangible assets for the three months ended March 31, 2025 and 2024 was $1.2 million and $1.5 million, respectively. As of March 31, 2025 the weighted-average amortization period of intangible assets was 1.8 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of March 31, 2025 (in thousands):

Fiscal Year	Amount
2025 (remainder)	$3,414
2026	2,467
2027	1,028
$6,909

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid equipment	$3,526	$3,998
Prepaid software	7,887	7,794
Prepaid taxes	2,747	3,183
Other	2,612	2,170
Prepaid insurance	2,418	3,565
Total	$19,190	$20,710
Other non-current assets
Other non-current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Contractual agreement asset	$59,611	$59,611
Other non-current assets	2,111	1,395
Total	$61,722	$61,006
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Vendor related accruals	$16,442	$20,026
Payroll accruals	8,890	6,619
Contract liabilities under contracts with customers	4,486	5,161
Deferred research and development credits	$1,784	1,712
Other accruals and current liabilities	5,594	5,324
Total	$37,196	$38,842

Note 5. Commitments and Contingencies
Contingencies

As of March 31, 2025, the Company had $11.8 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of March 31, 2025, and December 31, 2024, the Company was not involved in any material legal proceedings.

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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of March 31, 2025 and December 31, 2024.
Note 6. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. Once the Common Stock Warrants become exercisable, the Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three months ended March 31, 2025, no Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three months ended March 31, 2025 and 2024, the Private Placement Warrant liability was remeasured to fair value as of March 31, 2025 and 2024, resulting in gain of $9.1 million and a gain of $5.1 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three months ended March 31, 2025 and 2024, the public warrant liability was remeasured to fair value based upon the market price as of March 31, 2025 and 2024, resulting in a gain of $13.6 million and a gain of $7.6 million, respectively, which is included within the gain from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares had vested as of March 31, 2025.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.

During the three months ended March 31, 2025 and 2024, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $36.8 million and a gain of $23.0 million, respectively, included within the gain from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations.

Assumptions used in the valuation are as follows:

	March 31, 2025	December 31, 2024
Expected volatility	75.50%	74.80%
Risk-free interest rate	4.05%	4.46%
Dividend rate	0.00%	0.00%
Expected term (in years)	6.36	6.61

Delta Warrant
In connection with the umbrella agreement that the Company entered with Delta Air Lines, Inc. (“Delta”) on October 7, 2022, the Company sold and issued to Delta, in a private placement, 11,044,232 shares of the Company’s Common Stock, at the per-share purchase price of $5.4327, for an aggregate cash consideration of $60.0 million. In addition, the Company issued a warrant for Delta to purchase up to 12,833,333 shares of the Company’s common stock in two tranches, subject to certain milestone achievement conditions (“Delta Warrant”).
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. The Delta Warrant’s liability was remeasured to fair value as of March 31, 2025 and 2024, resulting in a gain of $11.4 million and a gain of $3.2 million, respectively, which is included within the gain from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations
Assumptions used in the valuation of Delta Warrants are as follows:

	March 31, 2025	December 31, 2024
Expected volatility	75.50%	74.80%
Risk-free interest rate	4.11%	4.51%
Dividend rate	—%	—%
Expected term (in years)	7.5 years	7.8 years

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
On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. The fair value of the RSU’s granted under the 2021 Plan was determined on the date of grant. Generally, RSUs granted under the 2021 Plan have a four year vesting period. On January 1, 2025, the number of shares available for issuance under 2021 plan increased by 31,367,055 shares.
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2025 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2024	40,388,740	$5.94	$328,360
Granted	3,617,968	$7.51
Vested	(4,063,821)	$6.03
Forfeited	(4,485,570)	$6.24
Balances—March 31, 2025	35,457,317	$6.05	$213,453
The total fair value of RSUs vested for the three months ended March 31, 2025 and 2024 was $24.5 million and $37.9 million, respectively.
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
On February 12, 2024, the Compensation Committee approved a performance-based program under which RSUs are awarded. Each RSU represents the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified objectives tied to five goals during 2024 (“2024 Bonus Plan”). Each goal has criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and the amount of the awards that will vest is calculated by summing the actual achievement percentages as of December 31, 2024. The maximum possible amount that will vest is 125%. If exactly the minimum or target levels are achieved, 45% and 100% of the awards, respectively, will vest. The RSUs awarded under the 2024 Bonus Plan vested in equal installments on each of January 14, 2025, February 10, 2025, March 4, 2025 and April 7, 2025. In accordance with ASC 718 Compensation - Stock Compensation, the Company has determined that 2024 Bonus Plan awards are equity awards with performance condition, and classified them as an equity.

On February 4, 2025, the Compensation Committee approved a performance-based program under which RSUs are awarded. Each RSU represents the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified elements tied to the five goals during the first half of calendar year 2025 (“H1’2025 Bonus Plan”). Each goal has criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and the amount of the awards that will vest is calculated by summing the actual achievement percentages as of June 30, 2025. The maximum possible amount that will vest is 125%. If exactly the minimum or target levels are achieved, 50% and 100% of the awards, respectively, will vest. The RSUs awarded under the H1’ 2025 Bonus Plan will vest in equal installments on each of January 12, 2026, February 9, 2026 and March 9, 2026, subject in each case to the participant’s continued status as a service provider through respective vesting date. In accordance with ASC 718 Compensation - Stock Compensation, the Company has determined that the H1’ 2025 Bonus Plan awards are equity awards with performance condition, and classified them as an equity.
On June 21, 2023, the Compensation Committee approved long-term incentive performance-based RSU awards (“LTI Awards”) to certain employees of the Company. The LTI Awards vest in a single installment on June 21, 2026, provided that (i) certain performance conditions are met on or prior to that date and (ii) the employee continues to be a service provider through the vesting date. The Company considers the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the requisite service period when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes.
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
Employee Stock Purchase Plan
On August 10, 2021, the Company adopted the 2021 Employee Stock Purchase Plan (“2021 ESPP”). Under the 2021 ESPP, participating employees may be offered the option to purchase shares of the Company’s Common Stock at a purchase price which equals 85% of the fair market value of the Company’s common stock on the enrollment date or on the exercise date, whichever is lower. Under the terms of 2021 ESPP, if the closing price of the Company’s shares on the exercise date falls below the closing price of the Company’s shares on the enrollment date for an ongoing offering, the ongoing offering will terminate immediately following the purchase of ESPP shares on the exercise date, and participants in the terminated offering will automatically be enrolled in the new offering (“ESPP Reset”), potentially resulting in an additional modification to stock-based compensation expense to be recognized over the new offering period.

Due to the changes in the Company’s stock price, an ESPP Reset occurred on May 15, 2024, resulting in incremental stock-based compensation expense to be recognized over the offering period ending May 15, 2025.

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

Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$22,134	$20,670
Selling, general and administrative expenses	4,885	6,347
Total stock-based compensation expense	$27,019	$27,017
Shares Subject to Repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of March 31, 2025 and December 31, 2024, 995,539 and 1,154,146 shares, respectively, were subject to repurchase at a weighted average price of $0.05 per share and $0.05 per share, respectively, and $0.0 million and $0.1 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 shares of Series C Preferred stock which were subject to time-based vesting conditions were converted to shares of restricted common stock. As of March 31, 2025 and December 31, 2024, the number of such shares that were subject to repurchase was 1,001,965 and 1,114,380, respectively.

Note 8. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.2 million and $0.0 during the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $7.0 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively.
In October 2024, the Company and Toyota signed a stock purchase agreement pursuant to which Toyota committed to invest up to an additional $500 million, subject to the satisfaction of certain closing conditions. As of March 31, 2025, no shares have been issued or sold under the stock purchase agreement.
Note 9. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three months ended March 31, 2025 and 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(82,406)	$(94,587)
Denominator:
Weighted-average shares outstanding	766,908,858	681,749,388
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.14)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Common stock warrants	28,783,069	28,783,333
Unvested restricted stock awards	35,457,317	34,685,486
Options to purchase common stock and unvested restricted stock awards	10,032,104	13,992,365
Unvested early exercised common stock options	995,539	1,730,478
Total	75,268,029	79,191,662

Note 10. Segment Reporting
The Company has one operating and reportable segment - flight services. The flight services revenue primarily includes consideration received for our performance of customer-directed flights and on-base operations for various DOD agencies. The accounting policies of the flight services segment are the same as those described in the summary of significant accounting policies. Substantially all Company’s fixed assets are located in the United States.

As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss as reported in the consolidated statement of operations. The Company does not have intra-entity sales or transfers.

Flight services segment
Three Months Ended March 31, 2025
Revenue:
Flight services	$—
Operating and other expenses (income):
People related costs, excluding stock based compensation expense	87,704
Gain from change in fair value of warrants and earnout shares	(71,019)
Stock-based compensation expense	27,019
Other segment items (1)	38,702
Net loss	$82,406
(1) Other segment items comprise primarily of depreciation and amortization, materials used in research & development activities, government grants (presented as a reduction of research and development expenses), professional services, other overhead expenses, and interest and other income, net.

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
We plan to manufacture, own and operate our aircraft, building a vertically integrated transportation company that will deliver transportation services to our customers, including government agencies such as the U.S. Air Force (“USAF”) through sales or contracted operations, and to individual end-users through a convenient app-based aerial ridesharing service. We are targeting initial passenger operations in 2026. We believe this vertically-integrated business model will generate the greatest economic returns over time, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. While we do not plan to sell aircraft to individual consumers as a primary business model, there may be circumstances in which it is either required (for example, due to operating restrictions on foreign ownership in other countries) or otherwise desirable to sell aircraft to third parties in the future. We do not expect this would change our core focus on building a vertically integrated transportation company.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of March 31, 2025, we had an accumulated deficit of $1,938.1 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners, a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2024.
Development of the Global Urban Air Mobility (“UAM”) Market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the global market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We delivered our first aircraft for initial service operations with the DOD in September 2023 and are targeting initial passenger operations in 2026. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.
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
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing aerospace companies launch competing solutions in the markets in which we intend to operate or obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.
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
We expect the FAA type certificate will be validated in certain international markets pursuant to bilateral agreements between the FAA and its counterpart civil aviation authorities in other countries. In 2022, we applied for aircraft certification in the United Kingdom and Japan. In 2023, we signed an agreement with Road and Transport Authority of Dubai (“RTA”) for Joby to provide air taxi services in Dubai. The RTA agreement includes a roadmap for local approval by the UAE General Civil Aviation Authority that could precede type certification by the FAA. These arrangements provide a means of efficient international expansion as we develop commercial operations around the world.
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
U.S. Government Contracts
In December 2020, we became the first company to receive airworthiness approval for an eVTOL aircraft for a flight clearance from the USAF to conduct a government test, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the USAF’s Agility Prime program. Our multi-year relationship with the DOD and other U.S. government agencies has provided us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In 2025, the DOD shifted its focus under the Agility Prime program towards hybrid aircraft and autonomous flight technologies and notified us of their intent to reduce the scope of our existing contract. We are actively pursuing additional contracts with the DOD and other government agencies in these areas and believe that our investments in hydrogen-electric and autonomous technology will position us well to capitalize on these opportunities, but we may be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or DOD.
Vertically-Integrated Business Model
Our business model is to serve as a vertically-integrated eVTOL transportation service provider. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our projections are dependent on certifying and delivering aircraft on time and at a cost that will allow us to offer our service at prices that a sufficient number of customers will be willing to pay for the time and efficiency savings they receive from utilizing our eVTOL services. Our aircraft include parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections. However, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. Our vertically-integrated business model also relies, in part, on developing and certifying component parts rather than sourcing already certified parts from third-party suppliers. While we believe this model will ultimately result in a more performant aircraft and better operating economics, the increased time and effort required to develop and certify these components may result in delays compared to alternative approaches. Our vertically-integrated approach is also dependent on recruiting, developing and retaining the right talent at the right time to support engineering, certification, manufacturing, and go-to-market operations. As we progress through the certification process, we will have an increasing need to accelerate hiring in selected areas. If we are unable to add sufficient headcount it could impact our ability to meet our expected timelines for certification and entry into service.
The global economy has recently seen a significant rise in tariffs and other protective trade measures that have applied to a wide range of finished goods and raw materials. While tariffs have not had a material impact on our business, financial condition or results of operations to date due to the limited scale of our prototype manufacturing and focus on certification efforts, over time new tariffs or other restrictions imposed in connection with trade wars or political instability could increase the costs of raw materials and other goods, both for us and our suppliers, particularly as we begin to scale our manufacturing operations and produce aircraft for commercial use. We believe that our high level of vertical integration, coupled with our investments in U.S. manufacturing facilities, give us a competitive advantage with increased flexibility to adapt to future trade policy changes and are actively working to minimize the potential impact of any such tariffs or other restrictions. See Part II, Item 1A. “Risk Factors” for more information.
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
Operating expenses
Flight services
Flight services expenses consist primarily of costs related to flight, flight support, maintenance personnel, expenses associated with support aircraft such as rent and fuel, depreciation of capitalized ground support equipment, and our aircraft electricity cost, as directly attributed to our performance of the flight services. Flight services expenses do not include the costs of manufacturing our aircraft and aircraft parts as such costs are expensed when incurred as Research and Development Expenses (see below).
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2025	2024	($)	(%)
Revenue:
Flight services	$—	$25	(25)	(100)%
Operating expenses:
Flight services	—	15	(15)	(100)%
Research and development	134,287	115,636	18,651	16%
Selling, general and administrative	28,997	30,271	(1,274)	(4)%
Total operating expenses	163,284	145,922	17,362	12%
Loss from operations	(163,284)	(145,897)	(17,387)	12%
Interest and other income, net	9,898	12,319	(2,421)	(20)%
Gain from change in fair value of warrants and earnout shares	71,020	39,027	31,993	82%
Total other income, net	80,918	51,346	29,572	58%
Loss before income taxes	(82,366)	(94,551)	12,185	(13)%
Income tax expenses	40	36	4	11%
Net loss	$(82,406)	$(94,587)	$12,181	(13)%

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
Research and Development Expenses
Research and development expenses increased by $18.7 million, or 16%, to $134.3 million during the three months ended March 31, 2025 from $115.6 million during the three months ended March 31, 2024. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, decrease in expense reduction due to lower grants earned as part of our government contracts, as well as increased quantity of materials used in prototype development and testing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.3 million, or 4%, to $29.0 million during the three months ended March 31, 2025 from $30.3 million during the three months ended March 31, 2024. The decrease was primarily attributable to expense related to stock based compensation, partially offset by increased headcount to support operations growth, including IT, legal, facilities, HR, and finance.
Total Other Income, Net
Total other income, net increased by $29.6 million, or 58%, to $80.9 million income, net during the three months ended March 31, 2025 from total other income, net of $51.3 million loss during the three months ended March 31, 2024. The increase was primarily driven by a $32.0 million change in fair value of warrants and earnout shares and partially offset by a $2.4 million decrease in interest and other income due to decreased interest rates on invested funds.
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
In December 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, as sales agents (the “Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $300.0 million of our common stock in an “at-the-market” offering (the “ATM Offering”). As of March 31, 2025, 16,404,951 shares of our common stock have been sold pursuant to the Equity Distribution Agreement for net proceeds of $131.0 million. As of March 31, 2025, $164.9 million remain available for sale under the Equity Distribution Agreement.
In addition, on October 1, 2024, we entered a stock purchase agreement with Toyota Motor Corporation (“Toyota”) pursuant to which Toyota has committed to invest up to $500.0 million, subject to certain closing conditions (the “Toyota Investment”). As of March 31, 2025, no shares had been issued or sold pursuant to the stock purchase agreement.
As of March 31, 2025, we had cash, cash equivalents and restricted cash of $123.1 million and short-term investment in marketable securities of $690.2 million. Restricted cash, totaling $0.8 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
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

Our principal uses of cash in recent periods were to fund our research and development activities, personnel cost and support services. Near-term cash requirements will also include spending on manufacturing facilities, ramping up production and supporting production certification, scaled manufacturing operations for commercialization, infrastructure and vertiports development, pilot training facilities, software development and production of aircraft. We do not have material cash requirements related to current contractual obligations. As such, our cash requirements are highly dependent upon management’s decisions about the pace and focus of both our short and long-term spending.
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
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2025	2024	($)	(%)
Net cash (used in) provided by:
Operating activities	$(110,970)	$(106,635)	(4,335)	4%
Investing activities	31,590	12,628	18,962	150%
Financing activities	2,043	538	1,505	280%
Net decrease in cash, cash equivalents, and restricted cash	$(77,337)	$(93,469)	16,132	(17)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $111.0 million, consisting primarily of a net loss of $82.4 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $27.0 million stock-based compensation expense and $9.1 million depreciation and amortization expense and a net decrease in our net working capital of $10.0 million, partially offset by a $71.0 million gain from change in the fair value of warrants and earnout shares and $3.7 million net accretion and amortization of our investments in marketable securities.
Net cash used in operating activities for the three months ended March 31, 2024 was $106.6 million, consisting primarily of a net loss of $94.6 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which included $27.0 million stock-based compensation expense and $8.5 million depreciation and amortization expense, partially offset by a $39.0 million loss from change in the fair value of warrants and earnout shares, an increase in our net working capital of $3.1 million, and $5.5 million net accretion and amortization of our investments in marketable securities.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 of $31.6 million was primarily due to proceeds from the sales and maturities of marketable securities of $173.4 million, partially offset by purchases of marketable securities of $126.9 million and purchases of property and equipment of $15.0 million.
Net cash used in investing activities for the three months ended March 31, 2024 of $12.6 million was primarily due to proceeds from the sales and maturities of marketable securities of $179.5 million, partially offset by purchases of marketable securities of $160.0 million and purchases of property and equipment of $6.9 million.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 of $2.0 million was primarily due to net proceeds of $2.0 million from issuance of common stock in at-the-market public offering and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of tenant improvement loan and obligations under finance lease of $0.5 million.
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
The significant accounting policies of the Company are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $813.3 million as of March 31, 2025. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider material, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.
In addition to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and accompanying notes, we have provided an additional risk factor below regarding uncertainties surrounding global trade policies and the impact they could have on our financial results.
Global trade policies, including tariffs, could adversely affect our operations.
The global economy has recently seen a significant rise in tariffs and other protective trade measures. In the first few months of 2025, significant new and expanded tariffs have been imposed by the United States, and reciprocal tariffs have been imposed by other countries. These tariffs have applied to a wide range of finished goods and raw materials. In some cases, these tariffs have been later paused, modified or suspended, making it difficult to plan for or predict the ultimate impact of these tariffs. In response to the U.S. imposed tariffs and other geopolitical events, some countries have imposed or threatened to impose reciprocal tariffs, export restrictions and other protective trade measures. While we manufacture many of the components for our aircraft in the United States, our supply chain depends, in part, on components and raw materials acquired from third-party suppliers across the globe, particularly with respect to batteries and related materials. While tariffs have not had a material impact on our business, financial condition or results of operations to date due to the limited scale of our prototype manufacturing and focus on certification efforts, over time new tariffs or other restrictions imposed in connection with trade wars or political instability could increase the costs of raw materials and other goods, both for us and our suppliers, and could make it difficult to source certain materials or components on which we rely for our production and certification efforts. This could impact our business, financial condition and prospects, particularly as we begin to scale our manufacturing operations and produce aircraft for commercial use. In addition, the imposition of tariffs and threats of tariffs has contributed to volatility in global equity markets which, we believe, has also impacted and may continue to impact the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On March 4, 2025, Bonny Simi, the Company’s President of Operations, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 403,588 shares of Company common stock beginning June 3, 2025 and ending May 29, 2026. This includes the exercise and sale of up to 300,000 shares of Company common stock pursuant to stock options held by Ms. Simi.
On March 20, 2025, Didier Papadopoulos, the Company’s President of Aircraft OEM, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 41,600 shares of Company common stock beginning June 30, 2025 and ending December 19, 2025. The actual number of shares that may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs awarded to Mr. Papadopoulos and is not yet determinable.
On March 31, 2025, JoeBen Bevirt, the Company’s President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 644,400 shares of Company common stock held by Mr. Bevirt and up to 256,600 shares of Company common stock held by the Joby Trust, beginning July 1, 2025 and ending December 31, 2025. Mr. Bevirt is the trustee of the Joby Trust and may be deemed to be the beneficial owner of such shares.
Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Bylaws of Joby Aviation, Inc.	8-K	3.1	1/24/2025
10.1#+	H1' 2025 Performance Award Program				X
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
# Certain portions of this exhibit (indicated by “[*****]”) have been omitted pursuant to Regulation #S-K, Item
601(b)(10)
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

Joby Aviation, Inc.

Date: May 7, 2025	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer and Principal Financial Officer