Form 10-Q
period 2025-06-30
Joby Aviation, Inc.
filed 2025-08-07
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 855,981,489 shares of common stock outstanding as of August 4, 2025.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” below in Part II, Item 1A and in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 and our quarterly report on Form 10-Q filed with the SEC on May 8, 2025. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$336,313	$199,627
Short-term investments	654,671	733,224
Total cash, cash equivalents and short-term investments	990,984	932,851
Other receivables	3,588	16,044
Prepaid expenses and other current assets	19,949	20,710
Total current assets	1,014,521	969,605
Property and equipment, net	134,999	120,954
Operating lease right-of-use assets	28,325	28,689
Restricted cash	693	762
Intangible assets	5,690	8,127
Goodwill	14,322	14,322
Other non-current assets	61,326	61,006
Total assets	$1,259,876	$1,203,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,508	$4,261
Operating lease liabilities, current portion	5,567	5,031
Accrued and other current liabilities	48,822	38,842
Total current liabilities	58,897	48,134
Operating lease liabilities, net of current portion	25,346	26,178
Warrant liability	108,861	95,410
Earnout shares liability	159,199	117,416
Other non-current liabilities	9,281	3,964
Total liabilities	361,584	291,102
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 1,400,000,000 shares authorized; 850,621,503 and 784,176,364 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	85	78
Additional paid-in capital	3,161,578	2,768,605
Accumulated deficit	(2,262,817)	(1,855,737)
Accumulated other comprehensive loss	(554)	(583)
Total stockholders’ equity	898,292	912,363
Total liabilities and stockholders’ equity	$1,259,876	$1,203,465
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Flight services	$15	$28	$15	$53
Operating expenses:
Flight services	10	15	10	30
Research and development (including related party purchases of $442 and $325 for the three months ended June 30, 2025 and 2024, respectively, $723 and $548 for the six months ended June 30, 2025 and 2024, respectively.)	136,387	112,996	270,674	228,632
Selling, general and administrative (including related party purchases of $60 and $49 for the three months ended June 30, 2025 and 2024, respectively, $102 and $85 for the six months ended June 30, 2025 and 2024, respectively.)	31,482	31,304	60,479	61,575
Total operating expenses	167,879	144,315	331,163	290,237
Loss from operations	(167,864)	(144,287)	(331,148)	(290,184)
Interest and other income, net	9,849	11,191	19,747	23,510
Loss on common stock issuance in private placement	(40,258)	—	(40,258)	—
Gain (Loss) from change in fair value of warrants and earnout shares	(126,295)	9,814	(55,275)	48,841
Total other income (loss), net	(156,704)	21,005	(75,786)	72,351
Loss before income taxes	(324,568)	(123,282)	(406,934)	(217,833)
Income tax expense	106	10	146	46
Net loss	$(324,674)	$(123,292)	$(407,080)	$(217,879)
Net loss per share, basic and diluted	$(0.41)	$(0.18)	$(0.52)	$(0.32)
Weighted-average common stock outstanding, basic and diluted	796,798,437	689,324,227	781,936,215	685,536,805
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(324,674)	$(123,292)	$(407,080)	$(217,879)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale securities	(294)	(290)	(440)	(1,162)
Foreign currency translation gain (loss)	412	(162)	469	(391)
Total other comprehensive gain (loss)	118	(452)	29	(1,553)
Comprehensive loss	$(324,556)	$(123,744)	$(407,051)	$(219,432)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	784,176,364	$78	$2,768,605	$(1,855,737)	$(583)	$912,363
Net loss	—	—	—	(82,406)	—	(82,406)
Stock-based compensation	—	—	27,019	—	—	27,019
Issuance of common stock upon exercise of stock options	807,475	—	547	—	—	547
Issuance of common stock upon release of restricted stock units	4,063,821	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $81	246,167	1	1,993	—	—	1,994
Vesting of early exercised stock options	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(89)	(89)
Balance at March 31, 2025	789,293,827	$79	$2,798,177	$(1,938,143)	$(672)	$859,441
Net loss	—	—	—	(324,674)	—	(324,674)
Stock-based compensation	—	—	26,558	—	—	26,558
Issuance of common stock upon exercise of stock options	886,924	—	421	—	—	421
Issuance of common stock upon release of restricted stock units	3,736,901	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $1,486	5,853,452	1	40,967	—	—	40,968
Issuance of common stock under the Employee Stock Purchase Plan	1,148,609	—	5,022	—	—	5,022
Issuance of common stock in private placement, net of issuance cost of $95	49,701,790	5	290,158	—	—	290,163
Vesting of common stock issued in private placement and early exercised stock options	—	—	275	—	—	275
Other comprehensive loss	—	—	—	—	118	118
Balance at June 30, 2025	850,621,503	$85	$3,161,578	$(2,262,817)	$(554)	$898,292
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	698,262,025	$70	$2,282,475	$(1,247,703)	$(480)	$1,034,362
Net loss	—	—	—	(94,587)	—	(94,587)
Stock-based compensation	—	—	35,328	—	—	35,328
Issuance of common stock upon exercise of stock options	1,016,414	—	943	—	—	943
Issuance of common stock upon release of restricted stock units	6,034,056	—	—	—	—	—
Vesting of early exercised stock options and common stock issued in private placement	—	—	186	—	—	186
Other comprehensive loss	—	—	—	—	(1,101)	(1,101)
Balance at March 31, 2024	705,312,495	$70	$2,318,932	$(1,342,290)	$(1,581)	$975,131
Net loss	—	—	—	(123,292)	—	(123,292)
Stock-based compensation	—	—	28,441	—	—	28,441
Issuance of common stock upon exercise of stock options	424,313	1	311	—	—	312
Issuance of common stock upon release of restricted stock units	3,594,727	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	1,227,816	—	4,942	—	—	4,942
Issuance of common stock in acquisition	3,320,235	—	9,472	—	—	9,472
Vesting of early exercised stock options	—	—	30	—	—	30
Other comprehensive loss	—	—	—	—	(452)	(452)
Balance at June 30, 2024	713,879,586	$71	$2,362,128	$(1,465,582)	$(2,033)	$894,584
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(407,080)	$(217,879)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	18,885	17,192
Stock-based compensation expense	53,577	55,387
Loss (Gain) from change in the fair value of warrants and earnout shares	55,276	(48,841)
Loss on common stock issuance in private placement	40,258	—
Net accretion of investments in marketable debt securities	(5,132)	(9,472)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	13,343	(7,579)
Other non-current assets	173	795
Accounts payable and accrued and other current liabilities	12,053	5,878
Non-current liabilities	1,114	(952)
Net cash used in operating activities	(217,533)	(205,471)
Cash flows from investing activities
Purchases of marketable securities	(285,428)	(169,931)
Proceeds from sales and maturities of marketable securities	368,673	356,541
Purchases of property and equipment	(27,089)	(15,339)
Net cash provided by investing activities	56,156	171,271
Cash flows from financing activities
Proceeds from issuance of common stock in private placement, net	249,905	—
At-the-market public offering gross proceeds	44,529	—
At-the-market public offering commission and offering expenses	(1,567)	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	5,022	4,942
Proceeds from the exercise of stock options and warrants issuance	964	1,291
Repayments of tenant improvement loan and obligations under finance lease	(859)	(950)
Net cash provided by financing activities	297,994	5,283
Net change in cash, cash equivalents and restricted cash	136,617	(28,917)
Cash, cash equivalents and restricted cash, at the beginning of the period	200,389	204,779
Cash, cash equivalents and restricted cash, at the end of the period	$337,006	$175,862
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$336,313	175,100
Restricted cash	693	762
Cash, cash equivalents and restricted cash	$337,006	$175,862
Non-cash investing and financing activities
Net assets acquired in exchange for stock issuance	$—	$9,472
Unpaid property and equipment purchases	$5,460	$2,179
Property and equipment purchased through finance leases	$3,665	$1,365
Right of use assets acquired through operating leases	$1,990	$1,550
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40):Disaggregation of Income Statement Expenses, Clarifying the Effective Date. ASU 2024-03 applies to all public entities and ASU 2025-01 clarifies that the guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company expects the adoption to have a disclosure only impact on its consolidated financial statements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) —Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. ASU 2025-03 applies to all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-03 on its consolidated financial statements.
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenues from Contracts with Customers (Topic 606)—Clarifications to Share-Based Consideration Payable to a Customer. The amendments in this ASU revise the master glossary definition of the term performance condition for share-based consideration payable to a customer. Further, the amendments in this ASU clarify that share-based consideration encompasses the same instruments as share-based payment arrangements but the grantee does not need to be a supplier of goods or services to the grantor. Finally, the amendments in this ASU clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. The amendments in this ASU are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2025-04 on its consolidated financial statements.
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
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$329,130	$—	$—	$329,130
Cash equivalents	$329,130	$—	$—	$329,130
Term deposits	$—	$30,286	$—	$30,286
Asset backed securities	—	100,338	—	100,338
Government debt securities	—	176,257	—	176,257
Corporate debt securities	—	347,790	—	347,790
Available-for-sale investments	—	654,671	—	654,671
Total fair value of assets	$329,130	$654,671	$—	$983,801

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$41,399	$—	$—	$41,399
Common stock warrant liabilities (Private)	—	27,681	—	27,681
Common stock warrant liabilities (Delta)	—	—	39,781	39,781
Warrant liability	41,399	27,681	39,781	108,861
Earnout Shares Liability	—	—	159,199	159,199
Total fair value of liabilities	$41,399	$27,681	$198,980	$268,060

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$178,383	$—	$—	$178,383
Cash equivalents	$178,383	$—	$—	$178,383
Term deposits	$—	$31,179	$—	$31,179
Asset backed securities	—	98,412	—	98,412
Government debt securities	—	206,945	—	206,945
Corporate debt securities	—	396,688	—	396,688
Available-for-sale investments	—	733,224	—	733,224
Total fair value of assets	$178,383	$733,224	$—	$911,607

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$34,843	$—	$—	$34,843
Common stock warrant liabilities (Private)	—	23,296	—	23,296
Common stock warrant liabilities (Delta)	—	—	37,271	37,271
Warrant liability	34,843	23,296	37,271	95,410
Earnout Shares Liability	—	—	117,416	117,416
Total fair value of liabilities	$34,843	$23,296	$154,687	$212,826
The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,286	$—	$—	$—	$30,286
Asset backed securities	100,296	42	—	—	100,338
Government debt securities	176,230	43	(16)	—	176,257
Corporate debt securities	347,719	122	(51)	—	347,790
Total	$654,531	$207	$(67)	$—	$654,671

	December 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$31,179	$—	$—	$—	$31,179
Asset backed securities	98,277	135	—	—	98,412
Government debt securities	206,779	166	—	—	206,945
Corporate debt securities	396,410	352	(74)	—	396,688
Total	$732,645	$653	$(74)	$—	$733,224
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous significant unrealized losses for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2025 and 2024.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common Stock Warrant Liabilities Delta
Fair value as of January 1, 2025	$117,416	$37,271
Change in fair value	41,783	2,510
Fair value as of June 30, 2025	$159,199	$39,781

The fair value of the Earnout Shares Liability and Common stock warrant liabilities (Delta) (see Note 6) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
Note 4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$115,585	$103,694
Molds and tooling	30,168	22,409
Buildings	22,202	22,186
Leasehold improvements	21,524	20,569
Computer software	18,462	18,072
Land	6,270	6,270
Vehicles and aircraft	3,161	2,486
Furniture and fixtures	1,168	1,110
Construction in-progress	28,521	19,583
Gross property and equipment	247,061	216,379
Accumulated depreciation and amortization	(112,062)	(95,425)
Property and equipment, net	$134,999	$120,954
Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2025 was $8.5 million and $16.4 million, respectively and $7.2 million and $14.2 million for the three and six months ended June 30, 2024, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Automation platform software	$7,200	$7,200
System simulation software technology	4,600	4,600
Developed technology	6,900	6,900
Other intangibles	500	1,485
Gross intangible assets	19,200	20,185
Accumulated amortization	(13,510)	(12,058)
Intangible assets, net	$5,690	$8,127

Amortization expense related to intangible assets for the three and six months ended June 30, 2025 was $1.2 million and $2.4 million, respectively and $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 the weighted-average amortization period of intangible assets was 1.7 years
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of June 30, 2025 (in thousands):

Fiscal Year	Amount
2025 (remainder)	$2,195
2026	2,467
2027	1,028
$5,690
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid equipment	$3,926	$3,998
Prepaid software	7,674	7,794
Prepaid taxes	3,340	3,183
Prepaid insurance	1,326	3,565
Other	3,683	2,170
Total	$19,949	$20,710
Other non-current assets
Other non-current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Contractual agreement asset	$59,611	$59,611
Other non-current assets	1,715	1,395
Total	$61,326	$61,006
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Vendor related accruals	$24,047	$20,026
Payroll accruals	12,918	6,619
Contract liabilities under contracts with customers	5,977	5,161
Deferred research and development credits	—	1,712
Other accruals and current liabilities	5,880	5,324
Total	$48,822	$38,842

Note 5. Commitments and Contingencies
Contingencies
As of June 30, 2025, the Company had $12 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of June 30, 2025, and December 31, 2024, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of June 30, 2025 and December 31, 2024.
Note 6. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. The Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three and six months ended June 30, 2025, 36 Common Stock Warrants were exercised.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. For the three and six months ended June 30, 2025, the Private Placement Warrant liability was remeasured to fair value as of June 30, 2025, resulting in a loss of $13.5 million and $4.4 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the gain from change in the fair value of private warrants was $2.4 million and $7.5 million, respectively.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and six months ended June 30, 2025, the public warrant liability was remeasured to fair value based upon the market price as of June 30, 2025, resulting in a loss of $20.2 million and $6.6 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the gain from change in the fair value of public warrants was $3.6 million and $11.3 million, respectively.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (the “Earnout Period”), any Earnout Shares which have not yet vested are forfeited. No Earnout Shares had vested as of June 30, 2025.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three and six months ended June 30, 2025, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $78.6 million and $41.8 million, respectively, included within the gain (loss) from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations. During the three and six months ended June 30, 2024, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $3.7 million and $26.7 million, respectively.
Assumptions used in the valuation are as follows:

	June 30, 2025	December 31, 2024
Expected volatility	78.90%	74.80%
Risk-free interest rate	3.90%	4.46%
Dividend rate	—%	—%
Expected term (in years)	6.11	6.61
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

The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and six months ended June 30, 2025, the Delta Warrant’s liability was remeasured to fair value as of June 30, 2025, resulting in a loss of $14.0 million and $2.5 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recognized a gain related to the change in the fair value of the Delta Warrant liability of $0.1 million and $3.3 million, respectively.
Assumptions used in the valuation of Delta Warrants are as follows:

	June 30, 2025	December 31, 2024
Expected volatility	78.90%	74.80%
Risk-free interest rate	4.00%	4.51%
Dividend rate	—%	—%
Expected term (in years)	7.3	7.8

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

Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2025 is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2024	40,388,740	$5.94	$328,360
Granted	15,149,224	$7.54
Vested	(7,800,722)	$5.90
Forfeited	(5,987,266)	$6.40
Balances—June 30, 2025	41,749,976	$6.46	$440,462
The total fair value of RSUs vested for the six months ended June 30, 2025 and 2024 was $46.0 million and $60.9 million, respectively.
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
On June 2, 2025, the Compensation Committee approved long-term incentive performance-based RSU awards (“2025 LTI Awards”) to certain employees of the Company. The 2025 LTI Awards vest provided that (i) certain performance conditions are met on or prior to the dates stated in the 2025 LTI Awards agreements and (ii) the employee continues to be a service provider through the achievement of such performance conditions. The Company considers the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the requisite service period when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes.
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
Due to the changes in the Company’s stock price, an ESPP Reset occurred on May 15, 2024, resulting in incremental stock-based compensation expense recognized over the offering period that ended on May 15, 2025.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$21,196	$22,444	$43,330	$43,114
Selling, general and administrative expenses	5,362	5,926	10,247	12,273
Total stock-based compensation expense	$26,558	$28,370	$53,577	$55,387
Shares Subject to Repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of June 30, 2025 and December 31, 2024, 885,913 and 1,154,146 shares, respectively, were subject to repurchase at a weighted average price of $0.04 per share and $0.05 per share, respectively, and $0.0 million and $0.1 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 shares of Series C Preferred Stock which were subject to time-based vesting conditions were converted to shares of restricted common stock. As of June 30, 2025 and December 31, 2024, the number of such shares that were subject to repurchase was 891,993 and 1,114,380, respectively.

Note 8. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located. Expenses and related payments to these vendors totaled $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively and $0.2 million and $0.3 million during the three and six months ended June 30, 2024, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.4 million and $0.6 million during the three and six months ended June 30, 2025, respectively and $0.2 million and $0.3 million during the three and six months ended June 30, 2024. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $7.1 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively.
In October 2024, the Company and Toyota signed a stock purchase agreement pursuant to which Toyota committed to invest up to an additional $500 million, subject to the satisfaction of certain closing conditions. In May 2025, the Company completed initial closing under this stock purchase agreement and issued 49,701,790 shares at the per share purchase price of $5.03, for an aggregate purchase price of $250,000,000 (“Initial Closing”). The Company recorded a noncash loss of $40.3 million in relation to the Initial Closing to account for the difference between the amount of aggregated purchase price and the fair value of shares issued as of the date of issuance. The fair value of the stock as of the date of issuance was determined based on the market price of the Company’s shares adjusted for a lack of marketability discount, as issued shares were not registered with the SEC. The loss was presented in the loss on common stock issuance in private placement line in other income (loss), net, in the consolidated statements of operations during the three and six months ended June 30, 2025.
Note 9. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and six months ended June 30, 2025 and 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(324,674)	$(123,292)	$(407,080)	$(217,879)
Denominator:
Weighted-average shares outstanding	796,798,437	689,324,227	781,936,215	685,536,805
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.18)	$(0.52)	$(0.32)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30, 2025	June 30, 2024
Common stock warrants	28,783,033	28,783,333
Unvested restricted stock awards	41,749,976	43,863,217
Options to purchase common stock and unvested restricted stock awards	8,666,832	13,352,618
Unvested early exercised common stock options	885,913	1,512,364
Total	80,085,754	87,511,532

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

	Flight services segment
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue:
Flight services	$15	$15
Operating and other expenses:
People related costs, excluding stock based compensation expense	88,441	176,145
Loss from change in fair value of warrants and earnout shares	126,295	55,275
Stock-based compensation expense	26,558	53,577
Other segment items (1)	83,395	122,098
Net loss	$324,674	$407,080

(1) Other segment items comprise primarily of depreciation and amortization, materials used in research & development activities, government grants (presented as a reduction of research and development expenses), professional services, other overhead expenses, and interest and other income, net.
Note 11. Subsequent Events
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“legislation”). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. As a result of the enactment of the legislation, the Company does not expect any material changes to tax expense or cash tax during the third and fourth quarters of 2025, mainly as a result of the taxable loss position and valuation allowance the Company has on its deferred tax assets.
On July 17, 2025, the Triggering Event described in Note 6 occurred when the volume-weighted average price of the Company’s common stock quoted on the NYSE for 20 trading days within a period of 30 consecutive trading days exceeded $12.00 resulting in vesting of 3,426,000 Earnout Shares. Starting from the Triggering Event date, these vested shares are no longer required to be remeasured at each reporting date and are recorded as equity.
On August 1, 2025, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) by and among the Company, Joby Aero, Inc. (“Aero”), Blade Air Mobility, Inc. (“Seller”), Trinity Medical Intermediate II, Inc., (“NewCo”), and Blade Urban Air Mobility, Inc. (the “Blade Subsidiary” and together with Seller and NewCo, “Blade”), pursuant to which Aero will purchase Blade’s passenger segment and operations. The Equity Purchase Agreement provides, among other things, subject to the satisfaction or waiver of certain closing conditions, that Aero will pay an aggregate amount up to $125.0 million as consideration, which includes (i) approximately $80.0 million in consideration payable upon closing of the acquisition, subject to certain adjustments as set forth in the Equity Purchase Agreement, (ii) up to $10.0 million in consideration that will be withheld by the Company for 18 months as partial security for, and subject to reduction in respect of, certain indemnification obligations under the Equity Purchase Agreement, (iii) up to $17.5 million in consideration that will become payable, if at all, subject to the achievement of certain EBITDA milestones by the acquired operations during the 12-month period following the closing of the acquisition and (iv) up to $17.5 million in consideration that will become payable, if at all, subject to retention of certain key personnel of the acquired operations during the 18-month period following the closing of the acquisition. All or any portion of such payment obligations may be paid, at Aero’s election, in cash or in shares of the Company’s common stock, with any such common stock issued at a per share price equal to the average of the daily volume-weighted average sales price per share on the NYSE, for each of the ten (10) consecutive trading days ending on the trading day preceding the date on which Aero becomes obligated to make the applicable payment. The closing of the acquisition contemplated by the Equity Purchase Agreement is expected to occur before the end of the third quarter of 2025 and is subject to risks and uncertainties (refer Part II, Item 1A “Risk Factors” for additional details).

From July 1, 2025, through August 4, 2025, 2,869,503 Public Warrants described in Note 6 were exercised resulting in proceeds of $33.0 million. Starting from the exercise dates, these Public Warrants are no longer required to be remeasured at each reporting date and will be recorded as equity.

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
We have identified three potential routes to market: 1) owned and operated air taxi service 2) aircraft sales and 3) partnered service/joint ventures. We plan to manufacture, operate and sell our aircraft, and are building a vertically integrated transportation company to maximize the value of our investments. As such, we are also building an operating system to eventually connect data from materials and builds to passenger routes, aircraft scheduling and maintenance. At the front end, we are developing a convenient app to deliver the first on-demand, aerial ridesharing service. We are targeting carrying our first passengers in 2026. We believe this vertically-integrated business model will generate the greatest economic returns over time, while providing us with end-to-end control and information regarding customer experience to optimize for user safety, comfort and value.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of June 30, 2025, we had an accumulated deficit of $2,263 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2024 and quarterly report on Form 10-Q for the quarter ended March 31, 2025.
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
We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service may include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline availability of competing forms of transportation, such as ground, air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety, convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives. We anticipate initial operations with our U.S. government customers to be followed by operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations.
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
Vertically-Integrated Business Model
Our primary business model is to serve as a vertically-integrated eVTOL transportation service provider. Present projections indicate that payback periods on aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our projections are dependent on certifying and delivering aircraft on time and at a cost that will allow us to offer our service at prices that a sufficient number of customers will be willing to pay for the time and efficiency savings they receive from utilizing our eVTOL services. Our aircraft include parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. We have used our best efforts to estimate costs in our planning projections. However, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. Our vertically-integrated business model also relies, in part, on developing and certifying component parts rather than sourcing already certified parts from third-party suppliers. While we believe this model will ultimately result in a more performant aircraft and better operating economics, the increased time and effort required to develop and certify these components may result in delays compared to alternative approaches. Our vertically-integrated approach is also dependent on recruiting, developing and retaining the right talent at the right time to support engineering, certification, manufacturing, and go-to-market operations. As we progress through the certification process, we will have an increasing need to accelerate hiring in selected areas. If we are unable to add sufficient headcount it could impact our ability to meet our expected timelines for certification and entry into service.
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
We expect our selling, general and administrative expenses to increase as we hire additional personnel and consultants to support the growth of our operations and comply with applicable regulations.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended June 30,		Change
	2025	2024	($)	(%)
Revenue:
Flight services	$15	$28	(13)	(46)%
Operating expenses:
Flight services	10	15	(5)	(33)%
Research and development	136,387	112,996	23,391	21%
Selling, general and administrative	31,482	31,304	178	1%
Total operating expenses	167,879	144,315	23,564	16%
Loss from operations	(167,864)	(144,287)	(23,577)	16%
Interest and other income, net	9,849	11,191	(1,342)	(12)%
Loss on common stock issuance in private placement	(40,258)	—	(40,258)	100%
Gain (Loss) from change in fair value of warrants and earnout shares	(126,295)	9,814	(136,109)	n.m.*
Total other income, net	(156,704)	21,005	(177,709)	(846)%
Loss before income taxes	(324,568)	(123,282)	(201,286)	163%
Income tax expenses	106	10	96	960%
Net loss	$(324,674)	$(123,292)	(201,382)	163%
* n.m. marks changes that are not meaningful for further discussion
Revenue
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
Research and Development Expenses
Research and development expenses increased by $23.4 million, or 21%, to $136.4 million during the three months ended June 30, 2025 from $113.0 million during the three months ended June 30, 2024. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, prototype manufacturing, and certification, and a decrease in expense reduction due to lower grants earned as part of our government contracts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.2 million, or 1%, to $31.5 million during the three months ended June 30, 2025 from $31.3 million during the three months ended June 30, 2024. The increase was primarily attributable to increases in personnel to support operations growth, partially offset by lower facilities costs and insurance.
Total Other Income, Net
Total other income, net decreased by $177.7 million or 846% , to a loss of $156.7 million during the three months ended June 30, 2025 from a gain of $21.0 million during the three months ended June 30, 2024. The decrease was primarily driven by a $136.1 million change in the fair value of warrants and earnout shares from a gain of $9.8 million during the three months ended June 30, 2024 to a loss of $126.3 million during the three months ended June 30, 2025, a loss of $40.3 million from the common stock issuance in private placement relating to difference between the amount of aggregated purchase price received and the fair value of shares issued as of the date of issuance and a $1.3 million decrease in interest and other income due to decreased interest rates on lower invested funds.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2025	2024	($)	(%)
Revenue:
Flight services	$15	$53	(38)	(72)%
Operating expenses:
Flight services	10	30	(20)	(67)%
Research and development	270,674	228,632	42,042	18%
Selling, general and administrative	60,479	61,575	(1,096)	(2)%
Total operating expenses	331,163	290,237	40,926	14%
Loss from operations	(331,148)	(290,184)	(40,964)	14%
Interest and other income, net	19,747	23,510	(3,763)	(16)%
Loss on common stock issuance in private placement	(40,258)	—	(40,258)	100%
Gain (loss) from change in fair value of warrants and earnout shares	(55,275)	48,841	(104,116)	(213)%
Total other income, net	(75,786)	72,351	(148,137)	(205)%
Loss before income taxes	(406,934)	(217,833)	(189,101)	87%
Income tax expenses	146	46	100	217%
Net loss	$(407,080)	$(217,879)	(189,201)	87%

Research and Development Expenses
Research and development expenses increased by $42.0 million, or 18%, to $270.7 million during the six months ended June 30, 2025 from $228.6 million during the six months ended June 30, 2024. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, a decrease in expense reduction due to lower grants earned as part of our government contracts, and an increase of materials, tooling and depreciation required for our prototype development and testing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.1 million, or 2%, to $60.5 million during the six months ended June 30, 2025 from $61.6 million during the six months ended June 30, 2024. The decrease was due primarily to lower insurance and stock based compensation expense partially offset by an increase in personnel to support operations.

Total Other Income, Net
Total other income, net decreased by $148.1 million, or 205%, to a loss of $75.8 million during the six months ended June 30, 2025 from a gain of $72.4 million during the six months ended June 30, 2024. The decrease was primarily driven by a $104.1 million change in the fair value of warrants and earnout shares from a gain of $48.8 million during the six months ended June 30, 2024 to a loss of $55.3 million during the six months ended June 30, 2025, a loss of $40.3 million from the common stock issuance in private placement relating to difference between the amount of aggregated purchase price received and the fair value of shares issued as of the date of issuance, and a $3.8 million decrease in interest and other income due to decreased interest rates on lower invested funds.
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
In December 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, as sales agents (the “Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $300.0 million of our common stock in an “at-the-market”offering (the “ATM Offering”). As of June 30, 2025, 22,258,403 shares of our common stock have been sold pursuant to the Equity Distribution Agreement for net proceeds of $172.2 million. As of June 30, 2025, $127.8 million remains available for sale under the Equity Distribution Agreement.
In addition, on October 1, 2024, we entered a stock purchase agreement with Toyota Motor Corporation (“Toyota”) pursuant to which Toyota has committed to invest up to $500.0 million, subject to certain closing conditions (the “Toyota Investment”). As of June 30, 2025, pursuant to the stock purchase agreement, 49,701,790 shares had been issued at a price per share of $5.03 aggregating to $250,000,000.
As of June 30, 2025, we had cash, cash equivalents and restricted cash of $337.0 million and short-term investment in marketable securities of $654.7 million. Restricted cash, totaling $0.7 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the proceeds of future sales under the ATM Offering, the proceeds from the Toyota Investment and cash we expect to generate from future operations will provide sufficient funding to support us beyond the initial launch of our commercial operations. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

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
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2025	2024	($)	(%)
Net cash (used in) provided by:
Operating activities	$(217,533)	$(205,471)	(12,062)	6%
Investing activities	56,156	171,271	(115,115)	(67)%
Financing activities	297,994	5,283	292,711	n.m.
Net change in cash, cash equivalents, and restricted cash	$136,617	$(28,917)	165,534	(572)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $217.5 million, consisting primarily of a net loss of $407.1 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes a $55.3 million loss from change in the fair value of warrants and earnout shares, $53.6 million stock-based compensation expense, a $40.3 million loss related to common stock issuance in a private placement, a net decrease in our net working capital of $26.7 million and $18.9 million depreciation and amortization expense, partially offset by a $5.1 million net accretion and amortization of our investments in marketable securities.
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
Net Cash Provided by Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $56.2 million, primarily due to proceeds from sales and maturities of marketable securities of $368.7 million, partially offset by purchases of marketable securities of $285.4 million and purchases of property and equipment of $27.1 million.
Net cash provided by investing activities for the six months ended June 30, 2024 was $171.3 million, primarily due to proceeds from sales and maturities of marketable securities of $356.5 million, partially offset by purchases of marketable securities of $169.9 million and purchases of property and equipment of $15.3 million.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $298.0 million, primarily due to net proceeds of $249.9 million from issuance of common stock in private placement with Toyota, net proceeds of $43.0 million from issuance of common stock in at-the-market public offering, proceeds from the issuance of common stock under the 2021 ESPP of $5.0 million and $1.0 million proceeds from exercise of stock options and issuance of common stock warrants, partially offset by repayment of tenant improvement loan and obligations under finance lease of $0.9 million .
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $991.7 million as of June 30, 2025. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 8, 2025. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider material, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.
In addition to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and accompanying notes, we have provided an additional risk factor below regarding uncertainties surrounding global trade policies and the impact they could have on our financial results.

Our acquisition of the passenger operations of Blade is subject to closing conditions, some of which are beyond our control, and we cannot guarantee that closing will take place on the timeline currently anticipated or at all. We may elect to make certain payments related to such acquisition in shares of our common stock, which could cause dilution to our stockholders and otherwise depress our stock price.
On August 1, 2025, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) by and among Joby Aero, Inc., our wholly owned subsidiary, Blade Air Mobility, Inc. (“Seller”), Trinity Medical Intermediate II, Inc., (“NewCo”), and Blade Urban Air Mobility, Inc. (the “Blade Subsidiary” and together with Seller and NewCo, “Blade”), pursuant to which we will purchase Blade’s passenger segment and operations. The Equity Purchase Agreement provides, among other things, that we will pay an aggregate amount up to $125 million as consideration, which includes (i) approximately $80 million in consideration payable upon closing of the acquisition, subject to certain adjustments as set forth in the Equity Purchase Agreement, (ii) up to $10 million in consideration that will be withheld by us for 18 months as partial security for, and subject to reduction in respect of, certain indemnification obligations under the Equity Purchase Agreement, (iii) up to $17.5 million in consideration that will become payable, if at all, subject to the achievement of certain EBITDA milestones by the acquired operations during the 12-month period following the closing of the acquisition and (iv) up to $17.5 million in consideration that will become payable, if at all, subject to our retention of certain key personnel of the acquired operations during the 18-month period following the closing of the acquisition. All or any portion of such payment obligations may be paid, at our election, in cash or in shares of our common stock, with any such common stock issued at a per share price equal to the average of the daily volume-weighted average sales price per share on the New York Stock Exchange, for each of the ten (10) trading days ending on the trading day preceding the date on which we become obligated to make the applicable payment. Because the price per share for any such issuance of shares of our common stock is based on the future trading prices of our common stock, we are currently unable to determine the aggregate number of shares that may be issued pursuant to the Equity Purchase Agreement; however, any such issuance of shares of our common stock would be subject to applicable rules and regulations, including the limitations set forth in the Section 312.03 of the New York Stock Exchange Listed Company Manual.
The closing of the acquisition and the obligations of the parties are subject to the satisfaction or waiver of a number of customary conditions, including, among others, the entry into an asset transfer agreement and separation of Blade’s passenger segment from its medical transport segment. The asset transfer agreement and other documentation to be entered into in connection with the closing conditions are subject to the parties negotiating and entering into definitive agreements and the conditions included within the applicable definitive documents.
We may experience delays and difficulties in satisfying the conditions for closing, and cannot guarantee that closing will take place on the timeline currently anticipated or at all. Some of the conditions to closing are outside of our control and it is possible that not all of the closing conditions to acquisition will be satisfied. In addition, certain closing conditions require us and Blade to successfully negotiate and enter into an asset transfer agreement and other documentation. The final terms of such documents have not yet been agreed upon, and the negotiation and execution of such agreements may take longer than expected or may not be possible to accomplish on terms acceptable to us, or at all. No assurance can be given that any agreement we may reach will achieve our goals or be on terms that prove to be economically or strategically beneficial to us. Such adverse developments, including any failure to close, could adversely impact our business, financial condition, results of operations and liquidity.
We have and may in the future invest significant resources in developing new offerings, exploring the application of our proprietary technologies for other uses and acquiring other companies or technologies. Those opportunities may never materialize, may divert management’s attention, and may result in additional dilution to our stockholders or otherwise disrupt our business.
While our primary focus is on the design, manufacture and operation of our eVTOL aircraft and the related aerial mobility service, we may invest significant resources in developing or acquiring new technologies, services, products and offerings. For example, our subsidiary, H2FLY, is working on the development of an optimized fuel cell system for hydrogen-electric aircraft. In 2024 we acquired the assets of the autonomy division of Xwing Inc., and in August 2025 we entered into an agreement to acquire the passenger operations of Blade. Our initiatives related to new offerings and technologies can have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. Further, we have and may in the future seek to acquire or invest in businesses, applications or technologies that we believe could compliment or expand our technical or other capabilities or otherwise offer growth opportunities. However, we may not realize the expected benefits of these investments and we cannot assure you that we would be able to successfully complete any acquisition or investment we choose to pursue, or that we would be able to successfully integrate any acquired personnel, operations, business, product or technology in a cost-effective and non-disruptive manner. In addition, we may not be able to successfully or effectively manage the combined business following an acquisition. The pursuit of these potential opportunities may divert the attention of management and cause us to incur costs and expenses in identifying, investigating and pursuing suitable acquisitions and other opportunities, whether or not they are consummated. In addition, such opportunities may involve claims and liabilities, expenses, regulatory challenges and other risks that we may not be able to anticipate. We may not be able to predict whether consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or whether any of these initiatives will generate sufficient revenue to offset any expenses or liabilities associated with these investments. We may not be able to identify desirable opportunities or be successful in entering into an agreement with any particular counterparty or obtain the expected benefits of any opportunity or investment. Even if we are successful, regulatory authorities may subject us to new rules or restrictions that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies. Such transactions and acquisitions could result in dilutive issuances of equity securities, the use of our available cash, or the issuance of debt, which could harm our operating results. These risks may have an adverse impact on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 13, 2025, Kate DeHoff, the Company’s Chief Legal Officer and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 303,285 shares of Company common stock beginning September 22, 2025 and ending September 18, 2026. This includes up to 250,378 shares to be issued upon the vesting of RSUs granted to Ms. DeHoff. The actual number of shares that may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs awarded to Ms. DeHoff and is not yet determinable.
On May 13, 2025, Greg Bowles, the Company’s Chief Policy Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 176,169 shares of Company common stock beginning September 22, 2025 and ending September 18, 2026. This includes the exercise and sale of up to 12,900 shares of Company common stock pursuant to stock options held by Mr. Bowles and also includes up to 163,269 shares to be issued upon the vesting of RSUs granted to Mr. Bowles. The actual number of shares that may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs awarded to Mr. Bowles and is not yet determinable.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Certificate of Amendment to Certificate of Incorporation of Joby Aviation, Inc.	8-K	3.1	6/12/2025
3.3	Bylaws of Joby Aviation, Inc.	8-K	3.1	1/24/2025
10.1+	Offer Letter, dated April 30, 2025, between Joby Aero, Inc. and Rodrigo Brumana	8-K	10.1	5/7/2025
10.2	Amended and Restated Stock Purchase Agreement, dated May 22, 2025, the Company and Toyota Motor Corporation	8-K	10.1	5/27/2025
10.3#†	Second Amended and Restated Collaboration Agreement, dated May 22, 2025, by and between Joby Aero, Inc. and Toyota Motor Corporation	8-K	10.2	5/27/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Joby Aviation, Inc.

Date: August 6, 2025	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: August 6, 2025	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer and Treasurer