Form 10-Q
period 2025-09-30
Joby Aviation, Inc.
filed 2025-11-06
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 911,783,173 shares of common stock outstanding as of November 3, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements include, without limitation, statements regarding the future financial position, business strategy and plans and objectives of management of Joby Aviation, Inc. (“Company,” “Joby,” “we,” “us” or “our”). These statements constitute projections and forecasts and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” below in Part II, Item 1A and in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 and our quarterly reports on Form 10-Q filed with the SEC on May 8, 2025 and August 7, 2025. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$208,367	$199,627
Short-term investments	769,755	733,224
Total cash, cash equivalents and short-term investments	978,122	932,851
Restricted cash	347	—
Accounts and other receivables, net	10,426	16,044
Prepaid expenses and other current assets	29,699	20,710
Total current assets	1,018,594	969,605
Property and equipment, net	140,202	120,954
Operating lease right-of-use assets	33,603	28,689
Restricted cash	693	762
Intangible assets	20,986	8,127
Goodwill	90,394	14,322
Other non-current assets	61,837	61,006
Total assets	$1,366,309	$1,203,465
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,415	$4,261
Operating lease liabilities, current portion	8,473	5,031
Accrued and other current liabilities	52,969	38,842
Total current liabilities	74,857	48,134
Operating lease liabilities, net of current portion	27,876	26,178
Warrant liability	139,546	95,410
Earnout shares liability	200,925	117,416
Other non-current liabilities	26,653	3,964
Total liabilities	469,857	291,102
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 2,800,000,000 shares authorized; 874,277,241 and 784,176,364 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	87	78
Additional paid-in capital	3,559,790	2,768,605
Accumulated deficit	(2,664,043)	(1,855,737)
Accumulated other comprehensive gain (loss)	618	(583)
Total stockholders’ equity	896,452	912,363
Total liabilities and stockholders’ equity	$1,366,309	$1,203,465
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$22,574	$28	$22,589	$81
Operating expenses:
Cost of Revenue	10,060	15	10,070	45
Research and development (including related party purchases of $512 and $247 for the three months ended September 30, 2025 and 2024, respectively, $1,235 and $796 for the nine months ended September 30, 2025 and 2024, respectively.)	149,163	126,139	419,837	354,771
Selling, general and administrative (including related party purchases of $70 and $37 for the three months ended September 30, 2025 and 2024, respectively, $172 and $122 for the nine months ended September 30, 2025 and 2024, respectively.)	45,018	30,569	105,497	92,144
Total operating expenses	204,241	156,723	535,404	446,960
Loss from operations	(181,667)	(156,695)	(512,815)	(446,879)
Interest and other income, net	9,673	9,528	29,420	33,038
Loss on common stock issuance in private placement	—	—	(40,258)	—
Gain (Loss) from change in fair value of warrants and earnout shares	(229,149)	3,842	(284,424)	52,683
Total other income (loss), net	(219,476)	13,370	(295,262)	85,721
Loss before income taxes	(401,143)	(143,325)	(808,077)	(361,158)
Income tax expense	83	553	229	599
Net loss	$(401,226)	$(143,878)	$(808,306)	$(361,757)
Net loss per share, basic and diluted	$(0.48)	$(0.21)	$(1.01)	$(0.53)
Weighted-average common stock outstanding, basic and diluted	844,551,006	695,011,457	803,188,296	688,718,075
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(401,226)	$(143,878)	$(808,306)	$(361,757)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities	1,003	2,257	563	1,095
Foreign currency translation gain	169	453	638	62
Total other comprehensive gain	1,172	2,710	1,201	1,157
Comprehensive loss	$(400,054)	$(141,168)	$(807,105)	$(360,600)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	784,176,364	$78	$2,768,605	$(1,855,737)	$(583)	$912,363
Net loss	—	—	—	(82,406)	—	(82,406)
Stock-based compensation	—	—	27,019	—	—	27,019
Issuance of common stock upon exercise of stock options	807,475	—	547	—	—	547
Issuance of common stock upon release of restricted stock units	4,063,821	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $81	246,167	1	1,993	—	—	1,994
Vesting of early exercised stock options	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(89)	(89)
Balance at March 31, 2025	789,293,827	$79	$2,798,177	$(1,938,143)	$(672)	$859,441
Net loss	—	—	—	(324,674)	—	(324,674)
Stock-based compensation	—	—	26,558	—	—	26,558
Issuance of common stock upon exercise of stock options	886,924	—	421	—	—	421
Issuance of common stock upon release of restricted stock units	3,736,901	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $1,486	5,853,452	1	40,967	—	—	40,968
Issuance of common stock under the Employee Stock Purchase Plan	1,148,609	—	5,022	—	—	5,022
Issuance of common stock in private placement, net of issuance cost of $95	49,701,790	5	290,158	—	—	290,163
Vesting of early exercised stock options	—	—	275	—	—	275
Other comprehensive loss	—	—	—	—	118	118
Balance at June 30, 2025	850,621,503	$85	$3,161,578	$(2,262,817)	$(554)	$898,292
Net loss	—	—	—	(401,226)	—	(401,226)
Stock-based compensation	—	—	30,232	—	—	30,232
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	1,209,289	—	1,252	—	—	1,252
Issuance of common stock upon release of restricted stock units	3,051,514	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $3,272	7,059,395	1	100,909	—	—	100,910
Issuance of common stock upon exercise of private warrants	4,128,197	—	70,468	—	—	70,468
Issuance of common stock upon exercise of public warrants	2,881,758	—	58,700	—	—	58,700
Issuance of common stock in Blade acquisition	5,325,585	1	75,942	—	—	75,943
Vesting of earnout shares	—	—	60,709	—	—	60,709
Other comprehensive loss	—	—	—	—	1,172	1,172
Balance at September 30, 2025	874,277,241	$87	$3,559,790	$(2,664,043)	$618	$896,452
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

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(808,306)	$(361,757)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	29,095	26,095
Stock-based compensation expense	86,447	82,780
Loss (Gain) from change in the fair value of warrants and earnout shares	284,424	(52,683)
Loss on common stock issuance in private placement	40,258	—
Net accretion of investments in marketable debt securities	(7,292)	(12,955)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	8,938	(2,609)
Other non-current assets	(213)	(783)
Accounts payable and accrued and other current liabilities	9,018	5,609
Non-current liabilities	905	534
Net cash used in operating activities	(356,726)	(315,769)
Cash flows from investing activities
Purchases of marketable securities	(594,231)	(308,473)
Proceeds from sales and maturities of marketable securities	565,555	593,064
Purchases of property and equipment	(40,109)	(25,197)
Acquisitions, net of cash	1,883	—
Net cash (used in)/ provided by investing activities	(66,902)	259,394
Cash flows from financing activities
Proceeds from issuance of common stock in private placement, net	249,905	—
At-the-market public offering gross proceeds	148,711	—
At-the-market public offering commission and offering expenses	(4,839)	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	5,022	4,942
Proceeds from the exercise of warrants	33,137	—
Proceeds from exercise of stock options and stock purchase rights	1,905	1,492
Repayments of tenant improvement loan and obligations under finance lease	(1,195)	(1,784)
Net cash provided by financing activities	432,646	4,650
Net change in cash, cash equivalents and restricted cash	9,018	(51,725)
Cash, cash equivalents and restricted cash, at the beginning of the period	200,389	204,779
Cash, cash equivalents and restricted cash, at the end of the period	$209,407	$153,054
Reconciliation of cash, cash equivalents and restricted cash to balance sheets
Cash and cash equivalents	$208,367	152,292
Restricted cash	1,040	762
Cash, cash equivalents and restricted cash	$209,407	$153,054
Non-cash investing and financing activities
Acquisitions in exchange for stock issuance	$74,496	$9,472
Unpaid property and equipment purchases	$4,788	$4,311
Property and equipment purchased through finance leases	$3,665	$2,537
Right of use assets acquired through operating leases	$3,853	$4,333
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
Merger with RTP
On August 10, 2021 (“Closing Date”), Reinvent Technology Partners, a Cayman Islands exempted company and special purpose acquisition company (“RTP”), completed the acquisition of Joby Aero, Inc., a Delaware corporation (“Legacy Joby”) pursuant to that certain Agreement and Plan of Merger (“Merger Agreement”), dated as of February 23, 2021, by and among RTP, RTP Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of RTP, and Legacy Joby. On the Closing Date, RTP was redomesticated as a Delaware corporation and changed its name to Joby Aviation, Inc. and Legacy Joby survived as a wholly-owned subsidiary of RTP (“Merger”).
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

Concentrations
Major Customers
One customer accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2025 and 2024.
No single customer accounted for 10% of the Company’s accounts receivable as of September 30, 2025 and December 31, 2024.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this ASU remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires an entity to start capitalizing software costs when (i) a company’s management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The amendments in this ASU (i) exclude from derivative accounting non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract and (ii) clarify that an entity should apply the guidance in Topic 606, including the guidance on noncash consideration in paragraphs 606-10-32-21 through 32-24, to a contract with share-based noncash consideration (for example, shares, share options, or other equity instruments) from a customer for the transfer of goods or services. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-07 on its consolidated financial statements.
Note 3. Revenue
Disaggregated Revenue
Disaggregated revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Passenger	$13,653	$—	$13,653	$—
Other	8,921	28	8,936	81
Total Revenue	$22,574	$28	$22,589	$81
Passenger revenue primarily includes revenue generated from the transportation of passengers via helicopter or fixed wing aircraft, booked through the Company’s wholly owned subsidiary, Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”). Flights are typically booked through Blade associates, the Blade app, or third-party channels and paid for principally via credit card transactions, wire transfers, checks, customer credits, and gift cards. Flight payments are typically collected at the time of booking before the performance of the related service, and revenue is recognized when the service is completed.
Other revenue primarily includes revenue from government flight services and engineering services. Government flight services revenue primarily includes consideration for the Company’s performance of customer-directed flights and on-base operations for various U.S. Department of Defense (DOD) agencies. The other revenue is recognized (i) over time, as the performance obligations are satisfied, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, typically measured based on flight hours, service hours, milestones, or other relevant metrics; or (ii) at a point in time, upon termination of a contract, if applicable, when the Company has fulfilled its obligations and no further performance is required.
Contract Liabilities
Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of September 30, 2025 and December 31, 2024, the Company’s contract liability balance is $6.0 million and $5.2 million respectively, classified within accrued and other current liabilities in the condensed consolidated balance sheets. These balances consist of payments from Blade customers and payments for government flight services received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. Customers have one year to use the credit as payment for a future flight with the Company. Revenue recognized out of the beginning balance of contract liability was $5.2 million and $0.1 million for the nine months period ended September 30, 2025 and September 30, 2024, respectively. Addition to contract liability as a result of acquisition (see Note 6) was $7.4 million for the three and nine months period ended September 30, 2025.
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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$175,142	$—	$—	$175,142
Cash equivalents	$175,142	$—	$—	$175,142
Term deposits	$—	$30,612	$—	$30,612
Asset backed securities	—	120,472	—	120,472
Government debt securities	—	183,383	—	183,383
Corporate debt securities	—	435,288	—	435,288
Available-for-sale investments	—	769,755	—	769,755
Total fair value of assets	$175,142	$769,755	$—	$944,897

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$86,208	$—	$—	$86,208
Common stock warrant liabilities (Delta)	—	—	53,338	53,338
Warrant liability	86,208	—	53,338	139,546
Earnout Shares Liability	—	—	200,925	200,925
EBITDA Earnout Liability	—	—	7,631	7,631
Total fair value of liabilities	$86,208	$—	$261,894	$348,102

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$178,383	$—	$—	$178,383
Cash equivalents	$178,383	$—	$—	$178,383
Term deposits	$—	$31,179	$—	$31,179
Asset backed securities	—	98,412	—	98,412
Government debt securities	—	206,945	—	206,945
Corporate debt securities	—	396,688	—	396,688
Available-for-sale investments	—	733,224	—	733,224
Total fair value of assets	$178,383	$733,224	$—	$911,607

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$34,843	$—	$—	$34,843
Common stock warrant liabilities (Private)	—	23,296	—	23,296
Common stock warrant liabilities (Delta)	—	—	37,271	37,271
Warrant liability	34,843	23,296	37,271	95,410
Earnout Shares Liability	—	—	117,416	117,416
Total fair value of liabilities	$34,843	$23,296	$154,687	$212,826

The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,612	$—	$—	$—	$30,612
Asset backed securities	120,247	225	—	—	120,472
Government debt securities	183,135	248	—	—	183,383
Corporate debt securities	434,619	677	(8)	—	435,288
Total	$768,613	$1,150	$(8)	$—	$769,755

	December 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$31,179	$—	$—	$—	$31,179
Asset backed securities	98,277	135	—	—	98,412
Government debt securities	206,779	166	—	—	206,945
Corporate debt securities	396,410	352	(74)	—	396,688
Total	$732,645	$653	$(74)	$—	$733,224
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous significant unrealized losses for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2025 and 2024.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common Stock Warrant Liabilities Delta	EBITDA Earnout Liability
Fair value as of January 1, 2025	$117,416	$37,271	$—
Change in fair value	83,509	16,067	7,631
Fair value as of September 30, 2025	$200,925	$53,338	$7,631

The fair value of the Earnout Shares Liability (see Note 8), Common stock warrant liabilities (Delta) (see Note 8), and EBITDA Earnout liability (see Note 6) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.

Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Equipment	$121,241	$103,694
Molds and tooling	31,634	22,409
Buildings	22,202	22,186
Leasehold improvements	22,811	20,569
Computer software	18,795	18,072
Land	6,270	6,270
Vehicles and aircraft	3,357	2,486
Furniture and fixtures	2,290	1,110
Construction in-progress	32,076	19,583
Gross property and equipment	260,676	216,379
Accumulated depreciation and amortization	(120,474)	(95,425)
Property and equipment, net	$140,202	$120,954
Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2025 was $8.4 million and $24.9 million, respectively and $7.5 million and $21.7 million for the three and nine months ended September 30, 2024, respectively. Vehicles and aircraft includes utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Automation platform software	$7,200	$7,200
Exclusive rights to air transportation services	8,800	4,600
Developed technology	13,100	6,900
Other intangibles	2,500	1,485
Gross intangible assets	31,600	20,185
Accumulated amortization	(10,614)	(12,058)
Intangible assets, net	$20,986	$8,127
Amortization expense related to intangible assets for the three and nine months ended September 30, 2025 was $1.8 million and $4.2 million, respectively and $1.4 million and $4.4 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 the weighted-average amortization period of intangible assets was 5.2 years
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 30, 2025 (in thousands):

Fiscal Year	Amount
2025 (remainder)	$2,838
2026	7,447
2027	4,024
2028 and thereafter	6,677
$20,986

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid equipment	$4,730	$3,998
Prepaid software	5,606	7,794
Prepaid taxes	4,896	3,183
Prepaid insurance	4,202	3,565
Prepaid operators	4,094	—
Other	6,171	2,170
Total	$29,699	$20,710
Other non-current assets
Other non-current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Contractual agreement asset	$59,611	$59,611
Other non-current assets	2,226	1,395
Total	$61,837	$61,006
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Vendor related accruals	$21,835	$20,026
Payroll accruals	13,590	6,619
Contract liabilities under contracts with customers	5,977	5,161
Deferred research and development credits	—	1,712
Accrued costs of revenue	2,946	—
Short-term finance lease liability	2,146	2,578
Other accruals and current liabilities	6,475	2,746
Total	$52,969	$38,842
Other non-current liabilities
Other non-current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Indemnity Holdback liability (Note 6)	$10,000	$—
EBITDA Earnout liability (Note 6)	7,631	—
Finance lease liabilities	7,110	3,859
Other non-current liabilities	1,912	105
Total	$26,653	$3,964

Note 6. Acquisitions
On August 29, 2025, the Company completed the acquisition of 100% of the outstanding equity of Blade Urban Air Mobility, Inc., a wholly owned subsidiary of Strata Critical Medical, Inc, f/k/a Blade Air Mobility, Inc. (“Seller”). Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”) operate a technology-powered, global urban air mobility platform through which they provide air charter broker and other services. The transaction is expected to unlock immediate market access and infrastructure across key urban corridors in New York City and Southern Europe and allow the Company to combine its best-in-class technology with Blade’s experience of delivering premium customer transportation at scale.
The Company acquired all assets and assumed liabilities of Blade for total purchase consideration of approximately $92.4 million, consisting of (i) 5,325,585 shares of the Company’s common stock with an aggregate fair value of $74.5 million, calculated net of $1.5 million attributed to the Company’s post-combination compensation expense, (ii) payments contingent upon the achievement of future Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets with a fair value of approximately $7.6 million (“EBITDA Earnout”), (iii) indemnity holdback amount of $10.0 million (“Indemnity Holdback”), and (iv) pre-combination-attributed fair value of substitution RSUs of approximately $0.3 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed in a business combination be recognized at their estimated acquisition-date fair values.
In connection with the acquisition, the Company agreed to make payments up to $17.5 million to the Seller, in cash or common stock at the Company’s election, subject to certain adjustments, payable 18 months following the acquisition date if certain key employees of Blade remain employed by the Company (“Retention Earnout”). The Company also issued substitution RSUs with an estimated post-combination-attributed fair value of $2.5 million to certain officers and employees of Blade. The substitution RSUs vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date. The Retention Earnout and the substitution RSUs are accounted for as post-combination compensation expense within selling, general and administrative in the Company’s consolidated statements of operations.
The Company also entered into a transition services agreement (“TSA”) and Commercial Agreement (“CA”) with the Seller in connection with the acquisition. Under the TSA, the Company and the Seller will provide to each other certain transitional services, including technology support, safety and legal support, business unit and flight operations support, certain administrative services, and access to shared contracts and insurance arrangements. Costs incurred in connection with the TSA will be recognized as expense in the period incurred in the Company’s consolidated statements of operations. Under the CA, the Seller must generally offer the Company the right to provide certain medical transport services before engaging competing providers for a period of eight years from the closing date
The EBITDA Earnout provides for payments of up to $17.5 million contingent upon the achievement of certain EBITDA targets over the first fiscal year following the acquisition date. The fair value of the EBITDA Earnout was calculated by a risk-neutral Monte Carlo simulation, using Geometric Brownian Motion (GBM), which included significant unobservable Level 3 inputs, such as projected adjusted EBITDA and a discount rate of 7.2%.
As part of the acquisition, $10.0 million was retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the seller. The Indemnity Holdback will be released and paid to the seller 18 months following the closing date, subject to reduction to satisfy indemnification obligations of the seller, if any. All or a portion of the Indemnity Holdback or the EBITDA Earnout may be paid, at the Company’s election, in cash or in shares of the Company’s common stock.

The following table summarizes the Company’s preliminary allocation of the purchase consideration to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets
Cash and cash equivalents	$1,070
Restricted cash	813
Accounts and other receivables	4,194
Prepaid expenses and other current assets	7,126
Property and equipment, net	2,111
Operating lease right-of-use assets	4,964
Intangible assets	17,000
Other non-current assets	438
Goodwill	76,072
Total assets	$113,788
Liabilities
Accounts payable	$1,600
Accrued expenses and other current liabilities	14,361
Operating lease liabilities, current portion	2,882
Operating lease liabilities, net of current portion	2,240
Other non-current liabilities	318
Total liabilities	$21,401
Total net assets acquired	$92,387
The fair values of the acquired assets are still provisional and subject to change within the measurement period. The final determination of the fair values of the acquired assets is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The primary areas that are preliminary relate to net working capital adjustments, the fair values of goodwill, intangible assets, certain tangible assets and liabilities, and income taxes. Any changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.
The following table summarizes the preliminary estimated fair value and useful lives of intangible assets acquired (in thousands):

	Estimated Useful Life (Years)	Estimated Fair Value
Exclusive rights to air transportation services	10	$8,800
Developed technology	2	6,200
Customer relationships	2	1,000
Trade name	2	1,000
Total intangible assets		$17,000
Each of the intangible assets acquired fair values were evaluated with the following valuation methodology:
•Exclusive rights to air transportation services agreements were evaluated using the Multi-period Excess Earnings Method, a form of the Income approach. Free cash flows were discounted using a discount rate of 9.0%. Key assumptions include forecasted revenue, EBITDA, income tax rate, contributory asset charges, and discount rate.
•Developed technology was evaluated using the Cost to Recreate Method, a form of the Cost Approach. Key assumptions include direct and indirect developer costs, developer’s profit, and opportunity cost.
•Customer relationships were valued using the With and Without Method, a form of the Income Approach, and then discounted to present value using a discount rate of 9.0%. Key assumptions include forecasted free cash flows with and without the customers in place, income tax rate, and discount rate.

•Trade names were evaluated using the Relief-from Royalty Method, a form of the Income Approach, and then discounted to present value using a discount rate of 9.0%. Key assumptions include forecasted revenue, royalty rate, income tax rate, and discount rate.
In connection with the acquisition, the Company recognized $76.1 million of goodwill, which represents the excess of the purchase price over the fair values of the net assets acquired and liabilities assumed.
The acquired goodwill is tax deductible. It represents the excess of the purchase consideration over the aggregate preliminary fair values of identifiable assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition.
In connection with the acquisition, the Company recognized $5.8 million of transaction costs, which were related to financial advisory, legal, accounting and other professional fees and were included within selling, general and administrative in the Company’s consolidated statements of operations.
Note 7. Commitments and Contingencies
As of September 30, 2025, the Company had $12 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
In December 2023, Blade entered into a technology service agreement with a vendor for cloud computing services where Blade is committed to the remaining spend of $1.6 million for the year ending December 31, 2026.
The Company has contractual relationships with various aircraft operators to provide aircraft service for the Blade chartered flights. Under these capacity purchase agreements (“CPAs”), the Company pays the operator contractually agreed fees (carrier costs) for operating these flights. The fees are generally based on fixed hourly rates for flight time multiplied by hours flown. Under these CPAs, the Company is also responsible for landing fees and other costs, which are either passed through by the operator to the Company without any markup or directly incurred by the Company.
As of September 30, 2025, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within its capacity purchase agreements as included in the operating right-of-use asset and lease liability.
These future unfulfilled obligations were as follows:

For the Year Ending December 31,	Total Unfulfilled Obligation
Remainder of 2025	$204
2026	4,301
2027	$2,596
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of September 30, 2025, and December 31, 2024, the Company was not involved in any material legal proceedings.
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

The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of September 30, 2025 and December 31, 2024.
Note 8. Stock Warrants and Earnout Shares
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (“Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitle the holder to purchase one share of the Company’s Common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. The Company may redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”). During the three and nine months ended September 30, 2025, 2,881,758 and 2,881,794 Public Warrants were exercised, respectively.
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. On August 11, 2025, the Private Placement Warrants were fully exercised on cashless basis and 4,128,197 shares of common stock were issued upon this cashless exercise of 11,533,333 private placement warrants. For the three and nine ended September 30, 2025, the Private Placement Warrant liability was remeasured to fair value based upon the market price as of August 11, 2025, resulting in a loss of $42.8 million and $47.2 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the loss from change in the fair value of private warrants was $0.7 million and a gain of $6.8 million, respectively.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and nine months ended September 30, 2025, the public warrant liability was remeasured to fair value based upon the market price as of September 30, 2025, resulting in a loss of $70.4 million and $77.0 million, respectively, classified within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the loss from change in the fair value of public warrants was $1.0 million and a gain of $10.2 million, respectively.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than each of $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (“Earnout Period”), any Earnout Shares which have not yet vested are forfeited. On July 17, 2025, the first Triggering Event occurred when the volume-weighted average price of the Company’s common stock quoted on the NYSE exceeded $12.00 for 20 trading days within a period of 30 consecutive trading days resulting in vesting of 3,426,000 Earnout Shares.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.

During the three and nine months ended September 30, 2025, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $102.4 million and $144.2 million, respectively, included within the gain (loss) from change in fair value of warrants and earnout shares in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2024, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $5.4 million and $32.0 million, respectively.
Assumptions used in the valuation are as follows:

	September 30, 2025	December 31, 2024
Expected volatility	76.90%	74.80%
Risk-free interest rate	3.82%	4.46%
Dividend rate	—%	—%
Expected term (in years)	5.86	6.61
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and nine months ended September 30, 2025, the Delta Warrant’s liability was remeasured to fair value as of September 30, 2025, resulting in a loss of $13.6 million and $16.1 million, respectively, which is included within the gain (loss) from change in the fair value of warrants and earnout shares in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recognized a gain related to the change in the fair value of the Delta Warrant liability of $0.2 million and $3.5 million, respectively.
Assumptions used in the valuation of Delta Warrants are as follows:

	September 30, 2025	December 31, 2024
Expected volatility	76.90%	74.80%
Risk-free interest rate	3.93%	4.51%
Dividend rate	—%	—%
Expected term (in years)	7.0	7.8

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
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2025 is as follows (in thousands, except per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2024	40,388,740	$5.94	$328,360
Granted	17,585,427	$8.63
Vested	(10,852,236)	$5.91
Forfeited	(6,826,194)	$6.42
Balances—September 30, 2025	40,295,737	$7.04	$650,373
The total fair value of RSUs vested for the nine months ended September 30, 2025 and 2024 was $64.1 million and $74.9 million, respectively.
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
On February 4, 2025, the Compensation Committee approved a performance-based program under which RSUs are awarded. Each RSU represents the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified elements tied to five goals during the first half of calendar year 2025 (“H1 2025 Bonus Plan”). Each goal has criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and the amount of the awards that will vest is calculated by summing the actual achievement percentages as of June 30, 2025. The maximum possible amount that will vest is 125%. If exactly the minimum or target levels are achieved,
50% and 100% of the awards, respectively, will vest. The RSUs awarded under the H1 2025 Bonus Plan will vest in equal installments on each of January 12, 2026, February 9, 2026 and March 9, 2026, subject in each case to the participant’s continued status as a service provider through respective vesting date. In accordance with ASC 718 Compensation - Stock Compensation, the Company has determined that the H1 2025 Bonus Plan awards are equity awards with performance condition, and classified them as an equity.
On July 28, 2025, the Compensation Committee approved a performance-based program under which RSUs are awarded. Each RSU represents the right to receive, upon vesting, up to 2 shares of the Company’s common stock, based on the achievement of certain specified elements tied to six goals during the period from July 1, 2025 to February 18, 2026 (“H2 2025 Bonus Plan”). Each goal has criteria for achievement of a target or maximum achievement level, expressed as a percentage, and the amount of the awards that will vest is calculated by summing the actual achievement percentages as of February 18, 2026. The maximum possible amount that will vest is 200%. If exactly the target levels are achieved, 100% of the awards will vest. For five of the six goals, the achievement percentage shall be equal to the target achievement percentage of 100% if the goal is achieved on the target date of December 31, 2025 (“Target Date”). If the goal is achieved earlier or later than the Target Date, the achievement percentage shall be increased or decreased on a pro rated basis for each day, up to 200% if the goal is achieved on or before November 11, 2025, or 0% if the goal is achieved on or after February 19, 2026, respectively. For the sixth goal, achievement is determined by the number of elements achieved on or before December 31, 2025. The RSUs awarded under the H2 2025 Bonus Plan will vest in equal installments on each of March 9, 2026 and April 7, 2026, subject in each case to the participant’s continued status as a service provider through the respective vesting date. In accordance with ASC 718 Compensation - Stock Compensation, the Company has determined that the H2 2025 Bonus Plan awards are equity awards with performance condition, and classified them as an equity.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$25,394	$22,008	$68,724	$65,122
Selling, general and administrative expenses	7,476	5,385	17,723	17,658
Total stock-based compensation expense	$32,870	$27,393	$86,447	$82,780
Shares Subject to Repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of September 30, 2025 and December 31, 2024, 796,458 and 1,154,146 shares, respectively, were subject to repurchase at a weighted average price of $0.04 per share and $0.05 per share, respectively, and $0.0 million and $0.1 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 shares of Series C Preferred Stock which were subject to time-based vesting conditions were converted to shares of restricted common stock. As of September 30, 2025 and December 31, 2024, the number of such shares that were subject to repurchase was 780,799 and 1,114,380, respectively.
Note 10. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors providing services to the Company. The services purchased from these vendors include rent of office space, certain utilities and maintenance services related to the property on which the rented premises are located, and an aircraft charter. Expenses and related payments to these vendors totaled $0.3 million and $0.6 million during the three and nine months ended September 30, 2025, respectively and $0.1 million and $0.5 million during the three and nine months ended September 30, 2024, respectively.

Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.3 million and $0.8 million during the three and nine months ended September 30, 2025, respectively and $0.1 million and $0.4 million during the three and nine months ended September 30, 2024. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $7.1 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively.
In October 2024, the Company and Toyota signed a stock purchase agreement pursuant to which Toyota committed to invest up to an additional $500 million, subject to the satisfaction of certain closing conditions. In May 2025, the Company completed initial closing under this stock purchase agreement and issued 49,701,790 shares at the per share purchase price of $5.03, for an aggregate purchase price of $250,000,000 (“Initial Closing”). The Company recorded a noncash loss of $40.3 million in relation to the Initial Closing to account for the difference between the amount of aggregated purchase price and the fair value of shares issued as of the date of issuance. The fair value of the stock as of the date of issuance was determined based on the market price of the Company’s shares adjusted for a lack of marketability discount, as issued shares were not registered with the SEC. The loss was presented in the loss on common stock issuance in private placement line in other income (loss), net, in the consolidated statements of operations during the nine months ended September 30, 2025.
Note 11. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(401,226)	$(143,878)	$(808,306)	$(361,757)
Denominator:
Weighted-average shares outstanding	844,551,006	695,011,457	803,188,296	688,718,075
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.21)	$(1.01)	$(0.53)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30, 2025
	2025	2024
Common stock warrants	14,367,942	28,783,069
Unvested restricted stock awards	40,295,737	42,928,074
Options to purchase common stock and unvested restricted stock awards	8,477,314	13,426,025
Total	63,140,993	85,137,168

Note 12. Segment Reporting
The Company has one operating and reportable segment, air transportation and related services (“Services”). The Services revenue primarily includes consideration received for (i) facilitation of passenger transportation via helicopter or fixed wing aircraft primarily in the Northeast United States and Southern Europe, (ii) performance of customer-directed flights and on-base operations for various DOD agencies, and (iii) other services related to the Company’s core operations. The accounting policies of the services segment are the same as those described in the summary of significant accounting policies.
As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss as reported in the consolidated statement of operations. The Company does not have intra-entity sales or transfers.
The following table presents the segment disclosures required under U.S. GAAP (in thousands):

	Services segment
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$22,574	$22,589
Operating and other expenses:
People related costs, excluding stock based compensation expense	94,793	270,938
Loss from change in fair value of warrants and earnout shares	229,148	284,424
Stock-based compensation expense	32,870	86,447
Other segment items (1)	66,989	189,086
Net loss	$401,226	$808,306
(1) Other segment items comprise primarily of depreciation and amortization, materials used in research & development activities, government grants (presented as a reduction of research and development expenses), professional services, other overhead expenses, and interest and other income, net.
Geographic Information
Revenue by geography is based on where the passenger transportation, flight services and third-party engineering services are provided. Long-lived assets, net includes property and equipment, net and operating right-of-use assets.
Summary financial data attributable to various geographic regions for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
United States	$17,991	$28	$18,006	$81
Other	4,583	—	4,583	—
	$22,574	$28	$22,589	$81

	September 30, 2025	December 31, 2024
Long-lived assets
United States	$155,705	$135,597
Other	18,100	14,046
	$173,805	$149,643

Note 13. Subsequent Events
On October 7, 2025, the Company entered into an underwriting agreement (“Underwriting Agreement”) with Morgan Stanley & Co. LLC (“Morgan Stanley”), relating to the underwritten public offering by the Company of 30,500,000 shares (“Shares”) of the Company’s common stock, par value $0.0001 per share, at a price to the public of $16.85 per share (“Offering”). Under the terms of the Underwriting Agreement, the Company also granted Morgan Stanley a 30-day option to purchase up to 4,575,000 additional shares of Common Stock (“Option Shares”). The Shares and all Option Shares were delivered against payment therefor on October 9, 2025. Net proceeds from the Offering were approximately $575.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

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
We have identified three potential routes to market: (1) owned and operated air taxi service (2) aircraft sales and (3) partnered service/joint ventures. We plan to manufacture, operate and sell our aircraft, and are building a vertically integrated transportation company to maximize the value of our investments. As such, we are also building an operating system to eventually connect data from materials and builds to passenger routes, aircraft scheduling and maintenance. At the front end, we are developing a convenient app to deliver the first on-demand, aerial ridesharing service. We are targeting carrying our first passengers in 2026. We believe this vertically-integrated business model will generate the greatest economic returns over time, while providing us with end-to-end control and information regarding customer experience to optimize for user safety, comfort and value.
In August 2025, we acquired Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”), a technology-powered, global urban air mobility platform. Following the acquisition, Blade will continue to operate its air charter broker service as our wholly owned subsidiary. The transaction is expected to unlock immediate market access, including an established customer base, operations expertise, airport relationships and infrastructure across key urban corridors in New York City and Southern Europe and allow us to combine our best-in-class technology with Blade’s experience in delivering premium customer transportation at scale.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of September 30, 2025, we had an accumulated deficit of $2,664 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2024 and quarterly reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
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
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing companies launch competing solutions in the markets in which we intend to operate or obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 and quarterly reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
Government Certification
We signed a revised, stage 4 “G-1” certification basis for our aircraft with the FAA in July 2022, which was published in final form in the Federal Register in March 2024. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step towards certifying any new aircraft in the U.S. We think of the FAA type certification process in five stages and have made significant progress towards certification. We have completed or substantially completed three of these five stages and are more than halfway through the fourth stage.
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

U.S. Government Contracts
In December 2020, we became the first company to receive airworthiness approval for an eVTOL aircraft for a flight clearance from the USAF to conduct a government test, and in the first quarter of 2021 we officially began on-base operations under contract pursuant to the USAF’s Agility Prime program. Our multi-year relationship with the DOD and other U.S. government agencies has provided us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch. In 2025, the DOD shifted its focus under the Agility Prime program towards hybrid aircraft and autonomous flight technologies and reduced the scope of our existing contract. We are actively pursuing additional contracts with the DOD and other government agencies in these areas and believe that our investments in hydrogen-electric and autonomous technology will position us well to capitalize on these opportunities, but we may be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or DOD.
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
The global economy has recently seen a significant rise in tariffs and other protective trade measures that have applied to a wide range of finished goods and raw materials. While tariffs have not had a material impact on our business, financial condition or results of operations to date due to the limited scale of our prototype manufacturing and focus on certification efforts, over time new tariffs or other restrictions imposed in connection with trade wars or political instability could increase the costs of raw materials and other goods, both for us and our suppliers, particularly as we begin to scale our manufacturing operations and produce aircraft for commercial use. We believe that our high level of vertical integration, coupled with our investments in U.S. manufacturing facilities, give us a competitive advantage with increased flexibility to adapt to future trade policy changes and are actively working to minimize the potential impact of any such tariffs or other restrictions. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024 and quarterly reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
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
Components of Results of Operations
Revenue
Revenue consists of passenger revenue and other revenue.
Passenger revenue primarily includes revenue generated from the transportation of passengers via helicopter or fixed wing aircraft, booked through Blade. Flights are typically booked through Blade associates, the Blade app, or third-party channels and paid for principally via credit card transactions, wire transfers, checks, customer credits, and gift cards. Flight payments are typically collected at the time of booking before the performance of the related service, and revenue is recognized when the service is completed.
Other revenue primarily includes revenue from government flight services and engineering services. Government flight services revenue primarily includes consideration for our performance of customer-directed flights and on-base operations for various U.S. Department of Defense (DOD) agencies. The other revenue is recognized (i) over time, as the performance obligations are satisfied, in an amount that reflects the consideration we expect to be entitled to in exchange for those services, typically measured based on flight hours, service hours, milestones, or other relevant metrics; or (ii) at a point in time, upon termination of a contract, if applicable, when we have fulfilled our obligations and no further performance is required.
Operating expenses:
Cost of Revenue
Cost of Revenue consist primarily of costs related to operators of aircraft and vehicles, flight support, maintenance personnel, expenses associated with support aircraft such as rent and fuel, depreciation of capitalized ground support equipment, and our aircraft fuel or electricity cost, landing fees, pilot salaries, as directly attributed to our performance of the flight services and costs of providing engineering services. Flight services expenses do not include the costs of manufacturing our aircraft and aircraft parts as such costs are expensed when incurred as Research and Development Expenses (see below).
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
Gain (Loss) from changes in Fair Value of Warrants and Earnout Shares Liabilities
Publicly-traded warrants (“Public Warrants”), private placement warrants issued to Sponsor (“Private Placement Warrants”), warrants issued to Delta Air Lines, Inc. (“Delta Warrants”) and shares of common stock owned by Sponsor subject to certain terms on vesting, lock-up and transfer (“Earnout Shares”) are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period, except for the Private Placement Warrants, which were fully exercised on August 11, 2025 as described in Note 8 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended September 30,		Change
	2025	2024	($)	(%)
Revenue	$22,574	$28	22,546	n.m.
Operating expenses:
Cost of Revenue	10,060	15	10,045	n.m.
Research and development	149,163	126,139	23,024	18%
Selling, general and administrative	45,018	30,569	14,449	47%
Total operating expenses	204,241	156,723	47,518	30%
Loss from operations	(181,667)	(156,695)	(24,972)	16%
Interest and other income, net	9,673	9,528	145	2%
Gain (Loss) from change in fair value of warrants and earnout shares	(229,149)	3,842	(232,991)	n.m.*
Total other income (loss), net	(219,476)	13,370	(232,846)	n.m.
Loss before income taxes	(401,143)	(143,325)	(257,818)	180%
Income tax expenses	83	553	(470)	(85)%
Net loss	$(401,226)	$(143,878)	(257,348)	179%
* n.m. marks changes that are not meaningful for further discussion
Revenue
Revenue increased by $22.5 million primarily due to the Blade acquisition, increased revenue from on-base operations for a DOD agency, and increased revenue from engineering services provided to third parties.
Cost of Revenue
Cost of Revenue increased by $10.0 million primarily due to the Blade acquisition and cost of providing engineering services.
Research and Development Expenses
Research and development expenses increased by $23.0 million, or 18%, to $149.2 million during the three months ended September 30, 2025 from $126.1 million during the three months ended September 30, 2024. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, prototype manufacturing, and certification, and a decrease in expense reduction due to lower grants earned as part of our government contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $14.4 million, or 47%, to $45.0 million during the three months ended September 30, 2025 from $30.6 million during the three months ended September 30, 2024. The increase was primarily attributable to increases due to the Blade acquisition and higher legal and marketing spend.
Total Other Income (Loss), Net
Total other income (loss), net decreased by $232.8 million to a loss of $219.5 million during the three months ended September 30, 2025 from income of $13.4 million during the three months ended September 30, 2024. The decrease was primarily driven by a $233.0 million change in the fair value of warrants and earnout shares from a gain of $3.8 million during the three months ended September 30, 2024 to a loss of $229.1 million during the three months ended September 30, 2025, and a $0.1 million increase in interest and other income.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2025	2024	($)	(%)
Revenue	$22,589	$81	22,508	n.m.
Operating expenses:
Cost of Revenue	10,070	45	10,025	n.m.
Research and development	419,837	354,771	65,066	18%
Selling, general and administrative	105,497	92,144	13,353	14%
Total operating expenses	535,404	446,960	88,444	20%
Loss from operations	(512,815)	(446,879)	(65,936)	15%
Interest and other income, net	29,420	33,038	(3,618)	(11)%
Loss on common stock issuance in private placement	(40,258)	—	(40,258)	100%
Gain (loss) from change in fair value of warrants and earnout shares	(284,424)	52,683	(337,107)	(640)%
Total other income (loss), net	(295,262)	85,721	(380,983)	(444)%
Loss before income taxes	(808,077)	(361,158)	(446,919)	124%
Income tax expense	229	599	(370)	(62)%
Net loss	$(808,306)	$(361,757)	(446,549)	123%
Revenue
Revenue increased by $22.5 million primarily due to the Blade acquisition, increased revenue from on-base operations for a DOD agency, and increased revenue from providing engineering services to third parties.
Cost of Revenue
Cost of Revenue increased by $10.0 million primarily due to the Blade acquisition and cost of providing engineering services.
Research and Development Expenses
Research and development expenses increased by $65.1 million, or 18%, to $419.8 million during the nine months ended September 30, 2025 from $354.8 million during the nine months ended September 30, 2024. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification, a decrease in expense reduction due to lower grants earned as part of our government contracts, and an increase of materials, tooling, depreciation, facilities and software required for our prototype development and testing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $13.4 million, or 14%, to $105.5 million during the nine months ended September 30, 2025 from $92.1 million during the nine months ended September 30, 2024. The increase was primarily attributable to increases due to the Blade acquisition, increases in personnel to support operations and higher legal costs partially offset by lower insurance and stock based compensation expense.
Total Other Income (Loss), Net
Total other income (loss), net decreased by $381.0 million, or 444%, to a loss of $295.3 million during the nine months ended September 30, 2025 from income of $85.7 million during the nine months ended September 30, 2024. The decrease was primarily driven by a $337.1 million change in the fair value of warrants and earnout shares from a gain of $52.7 million during the nine months ended September 30, 2024 to a loss of $284.4 million during the nine months ended September 30, 2025, a loss of $40.3 million from the common stock issuance in private placement relating to difference between the amount of aggregated purchase price received and the fair value of shares issued as of the date of issuance, and a $3.6 million decrease in interest and other income due to decreased interest rates on lower invested funds.
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
In October 2024, we raised $221.8 million in net proceeds from an underwritten public offering of 46,000,000 shares of our common stock.
In December 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, as sales agents (“Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $300.0 million of our common stock in an “at-the-market”offering (“ATM Offering”). As of September 30, 2025, 29,317,798 shares of our common stock have been sold pursuant to the Equity Distribution Agreement for net proceeds of $273.2 million. As of September 30, 2025, $18.4 million remains available for sale under the Equity Distribution Agreement.
In May 2025, we issued 49,701,790 shares at a price per share of $5.03 for a total of $250.0 million pursuant to a stock purchase agreement with Toyota Motor Corporation (“Toyota”) that we entered in October 2024. Pursuant to the agreement, Toyota has committed to invest up to $500.0 million, subject to certain closing conditions (“Toyota Investment”).
As of September 30, 2025, we have received $33.1 million from the exercise of our Public Warrants.
In October 2025, we raised $575.7 million in estimated net proceeds from an underwritten public offering of 35,075,000 shares of our common stock.
As of September 30, 2025, we had cash, cash equivalents and restricted cash of $209.4 million and short-term investment in marketable securities of $769.8 million. Restricted cash, totaling $1.0 million, primarily reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
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
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2025	2024	($)	(%)
Net cash (used in) provided by:
Operating activities	$(356,726)	$(315,769)	(40,957)	13%
Investing activities	(66,902)	259,394	(326,296)	(126)%
Financing activities	432,646	4,650	427,996	n.m.
Net change in cash, cash equivalents, and restricted cash	$9,018	$(51,725)	60,743	(117)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $356.7 million, consisting primarily of a net loss of $808.3 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes a $284.4 million loss from change in the fair value of warrants and earnout shares, $86.4 million stock-based compensation expense, a $40.3 million loss related to common stock issuance in a private placement, a net decrease in our net working capital of $18.6 million and $29.1 million depreciation and amortization expense, partially offset by a $7.3 million net accretion and amortization of our investments in marketable securities.
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
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $66.9 million, primarily due to proceeds from sales and maturities of marketable securities of $565.6 million and the Blade acquisition of $1.9 million, partially offset by purchases of marketable securities of $594.2 million and purchases of property and equipment of $40.1 million.
Net cash provided by investing activities for the nine months ended September 30, 2024 was $259.4 million, primarily due to proceeds from sales and maturities of marketable securities of $593.1 million, partially offset by purchases of marketable securities of $308.5 million and purchases of property and equipment of $25.2 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $432.6 million, primarily due to net proceeds of $249.9 million from issuance of common stock in private placement with Toyota, net proceeds of $143.9 million from issuance of common stock in at-the-market public offering, proceeds from the issuance of common stock under the 2021 ESPP of $5.0 million and $35.0 million proceeds from exercise of stock options and common stock warrants, partially offset by repayment of tenant improvement loan and obligations under finance lease of $1.2 million .
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $979.2 million as of September 30, 2025. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 and the Company’s quarterly reports on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025 and the quarter ended June 30, 2025, filed with the SEC on August 7, 2025. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider material, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On September 2, 2025, Didier Papadopoulos, the Company’s President of Aircraft OEM, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 118,660 shares of Company common stock beginning December 22, 2025 and ending June 26, 2026. This includes up to 98,660 shares to be issued upon the vesting of RSUs granted to Mr. Papadopoulos. The actual number of shares that may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs awarded to Mr. Papadopoulos and is not yet determinable.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Certificate of Amendment to Certificate of Incorporation of Joby Aviation, Inc.	8-K	3.1	6/12/2025
3.3	Amended and Restated Bylaws of Joby Aviation, Inc.	8-K	3.1	1/24/2025
10.1#	Modification dated September 12, 2025, to Other Transaction for Prototype Agreement, between the United States Air Force and Joby Aero, Inc.				X
10.2#+	H2 2025 Performance Award Program				X
10.3	Underwriting Agreement, dated October 7, 2025, by and among Joby Aviation, Inc. and Morgan Stanley & Co. LLC.	8-K	1.1	10/8/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Joby Aviation, Inc.

Date: November 5, 2025	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: November 5, 2025	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer and Treasurer