Form 10-K
period 2025-12-31
Joby Aviation, Inc.
filed 2026-02-27
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.63 billion, based upon the closing sales price of the common stock as reported on the New York Stock Exchange. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
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
The registrant had outstanding 979,334,237 shares of common stock as of February 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
These forward-looking statements are based on information available as of the date of this Annual Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties including those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report and in other documents we file with the U.S. Securities and Exchange Commission. These risks and uncertainties may cause actual results or performance to differ materially from the expectations expressed or implied. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Annual Report or the documents incorporated by reference herein. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially and adversely from those described or anticipated in the forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Risk Factors Summary
Our business is subject to a number of risks and uncertainties, which are described in greater detail in Part I, Item 1A “Risk Factors” of this Annual Report, any of which could materially adversely affect our business, financial condition, results of operations, and brand. These risks include:
Risks Related to Our Business and Industry
Certification & Regulatory
•We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft.
•We may be unable to integrate into the National Airspace System, or it may be unable to accommodate the volume of flights we expect to operate at scale.
•Changes in government regulation could increase our operating costs or extend our certification timeline.
•We may be subject to security regulation that will increase our operating costs.
•We are subject to stringent U.S. export and import control laws and regulations.
•Global trade policies, including tariffs, could adversely affect our operations.
•Rapidly changing laws relating to privacy and data protection may be costly and difficult to comply with.
Market & Service
•The market for UAM may not achieve the growth potential we expect or may grow more slowly than expected.
•There may be reluctance by consumers to adopt this new form of mobility, or unwillingness to pay our prices.
•We may face delays in launching our commercial service.
•Errors or vulnerabilities in software code could harm our business.
•We may be unable to reduce end-user pricing at rates sufficient to drive growth for our service.

•Our competitors may commercialize their technology before us.
•If we are unable to integrate our service with ground transportation services it may limit customer adoption.
•Customers may not differentiate our services from our competitors.
•Our prospects may be affected by changes in consumer preferences that affect demand for our services.
•We may be unable to obtain or maintain adequate facilities and infrastructure.
•Our aircraft utilization may be lower than expected due to weather and other factors.
Aircraft and Production
•Our aircraft may fail to achieve performance expectations.
•We may not be able to produce aircraft in the volumes and on the timelines we project.
•Crashes, accidents or incidents of eVTOL and other aircraft could have a material adverse effect.
•We will initially rely on a single type of aircraft to support our commercial UAM business.
•We depend on suppliers and service partners for raw materials, parts and components.
•Our aircraft may require maintenance at frequencies or at costs which are unexpected.
U.S. Government Contracts and Pre-Certification Operations
•The U.S. government may modify or terminate one or more of our existing contracts.
•We may be unable to grow our relationship with the U.S. government and the Department of Defense.
•We conduct a portion of our business pursuant to U.S. government contracts, which are subject to unique risks.
Risks Related to our Blade Air Charter Operations
•We may not realize the anticipated benefits of our acquisition of Blade.
•We could suffer losses and adverse publicity stemming from accidents involving Blade charter flights.
•The markets for our Blade offerings are still in relatively early stages of growth, and may not continue to grow.
•We may be unable to offer our existing Blade flight schedule and to expand our route network in the future.
•We rely on our third-party operators to provide and operate aircraft.
•Illegal or improper operation of branded aircraft by our third-party operators, could harm our business.
Risks Related to Our Finances and Operations
•We have incurred significant losses since inception, we expect to incur losses in the future.
•We will need additional capital in the future.
•The Toyota Investment is subject to closing conditions.
•We have broad discretion in how we use our assets, and we may not use them effectively.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•We are required to maintain disclosure controls and internal control over financial reporting.
•We may be unable to protect our intellectual property rights from unauthorized use by third parties.
•If conflicts arise between us and our strategic partners, our business could be adversely affected.
•We may invest significant resources in developing new offerings that may never materialize.
•Any material disruption in our information systems could adversely affect our business.
•We or our third-party service providers may experience a security breach.
•Our intended initial operations are concentrated in a small number of metropolitan areas.

•We currently have subsidiaries located outside of the United States and plans for international operations.
•We are subject to risks arising from natural disasters and severe weather conditions.
•We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.
•We are dependent on our senior management team and other highly skilled personnel.
•Our business may be adversely affected by union activities.
Additional Risks Related to Ownership of Our Common Stock
•The price of our common stock has been and may continue to be volatile.
•We do not intend to pay cash dividends for the foreseeable future.
•Analysts may not publish research about our business or may publish inaccurate or unfavorable research.
•We may be subject to securities litigation, activist investors and short-selling campaigns.
•Future resales of common stock may cause the market price of our securities to drop significantly.
•Our charter documents include provisions designed to ensure compliance with applicable aviation regulations.
•We could be deemed to be an investment company under the Investment Company Act of 1940.
Market and Industry Data
This Annual Report includes industry and market data obtained from periodic industry publications, third-party surveys and studies, including from Morgan Stanley and government and industry sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the industry and market data to be reliable as of the date of this Annual Report, this information could prove to be inaccurate. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. Each publication, study and report speaks as of its original publication date (and not as of the date of this Annual Report). Certain of these publications, studies and reports were published before the COVID-19 pandemic and therefore do not reflect any impact of COVID-19 on any specific market. In addition, we do not know all of the assumptions regarding general economic conditions or growth that were used in preparing the forecasts from the sources relied upon or cited herein.
Item 1. Business
Overview
We have spent more than a decade designing and testing a piloted, all-electric, vertical take-off and landing (“eVTOL”) air taxi which we intend to operate in cities around the world. We intend to operate air taxi services both directly and through strategic partnerships, while also pursuing aircraft sales to distributors and expanding into defense and other specialized markets. Our mission is to help the world connect faster and more easily with the people and places that matter most by delivering a new form of clean, fast, quiet and convenient aerial transportation service. The Joby eVTOL is being designed to transport a pilot and up to four passengers - or a targeted payload of up to 1,000 pounds - at speeds of up to 200 mph. The aircraft is optimized for urban routes, with a target range of up to 100 miles on a single charge. According to our modeling, more than 99% of urban routes in cities such as New York City and Los Angeles are significantly shorter than this, enabling higher utilization through faster turnaround times of our aircraft. By combining the freedom of air travel with the efficiency of our aircraft, we expect to deliver journeys that are up to 10 times faster than driving, and it is our goal to steadily drive down end-user pricing in the years following commercial launch to make the service widely accessible.
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
We are in the process of certifying our aircraft with the U.S. Federal Aviation Administration (“FAA”). This involves a rigorous process of design, testing, verification and quality control. We have also begun working with regulators in other countries, including the United Kingdom, Japan, South Korea, Australia, the Kingdom of Saudi Arabia, and the United Arab Emirates (“UAE”) to pursue commercialization opportunities in those markets. While foreign certification in many countries leverages our work with the FAA, in some, such as the UAE, it may also provide a path to commercial operations prior to receiving certification in the United States.
We have identified three potential routes to market for our electric air taxi: (1) Joby owned and operated air taxi service (2) affiliate owned and operated service and (3) direct sales & defense. We plan to manufacture, operate and sell our aircraft, and are building a vertically integrated transportation company to maximize the value of our investments. In addition to building a novel aircraft, we are also building both an air taxi service and a next-generation aviation company. Elevate OS is our proprietary operating system that integrates data across aircraft build, operations and maintenance - establishing a scalable, software-enabled platform designed to improve efficiency and performance as our networks grow. At the front-end, we are developing a convenient consumer app to deliver the first on-demand, aerial ridesharing service. We are targeting carrying our first passengers in 2026. We believe this vertically-integrated business model will generate the greatest economic returns over time, while providing us with end-to-end control over the customer experience to optimize for customer safety, comfort and value. Vertical integration is also the key to fast design, test and launch iterations, as well as limiting our dependence on outside suppliers while developing valuable know-how and intellectual property in-house.
We operate a powertrain and electronics engineering and manufacturing facility in San Carlos, California, as well as 130,000 square feet of additive and subtractive manufacturing, machining, aircraft assembly and flight test facilities in Marina, California. With local support from California state incentives and grants, in 2025, we completed construction of a new 226,000 square foot building at our Marina site to support manufacturing and training. These facilities are utilized to design, build and test the components, systems and assemblies for our aircraft as we refine our design and hone our production processes. We believe that our California operations will both be able to support our initial low-rate production plans as well as serve as a testing and development facility for future innovations. Our high-rate production facility is planned for Dayton, Ohio where we purchased a 40,300 square foot facility in 2024 and an additional 728,000 square foot facility in January 2026 that has the potential to support significant growth over time. With strong financial incentives and support from state and local governments, we look forward to expanding our manufacturing in Ohio, the birthplace of aviation, as our business grows.
In August 2025, we acquired Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”) which operates a technology-powered, global urban air mobility platform through which they provide air charter broker and other services. Following the acquisition, Blade continues to operate its air charter broker service as our wholly owned subsidiary. We expect the acquisition to provide immediate market access, including an established customer base, operational expertise, airport relationships and infrastructure across key urban corridors in New York City and Southern Europe. We expect our Blade operations to support our go-to-market strategy by providing near-term operating experience and customer insights, and by contributing relationships and infrastructure that we expect to leverage as we prepare for certification and the eventual launch of our eVTOL service.
Our preparations for commercial passenger service also includes forming sector-leading relationships with partners such as Toyota, Uber, and Delta Air Lines, each of whom have invested in Joby. We have also established relationships with global partners such as ANA Airlines in Japan, the Road and Transport Authority in Dubai and with Abdul Latif Jameel (ALJ) (a diversified Saudi-based business group), with whom we entered into a memorandum of understanding in June 2025 to explore opportunities to support distribution and operations in Saudi Arabia and the broader Middle East. We have also established relationships with infrastructure providers including fixed base operators and landing site partners such as Atlantic Aviation, Helo Holdings, Inc. (“HHI”) and Skyports to facilitate infrastructure development in key markets. Additionally, we have long-standing relationships with U.S. federal government agencies.
Joby Aero, Inc. (“Legacy Joby”) was incorporated in Delaware on November 21, 2016. In August 2021, Legacy Joby and Reinvent Technology Partners, a Cayman Islands exempted company and special purpose acquisition company (“RTP”), completed a merger and other transactions pursuant to which a subsidiary of RTP was merged with and into Legacy Joby and Legacy Joby survived as a wholly owned subsidiary of RTP. In connection with the transactions, RTP changed its name to Joby Aviation, Inc.
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
We designed our aircraft to be safe, quiet and performant - all characteristics that we believe are critical to unlocking the urban aerial ridesharing market.
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
Given our intent to both manufacture and operate our aircraft, we are developing a comprehensive, vertically-integrated, Enterprise Safety Management System (“SMS”) that covers aircraft design, manufacturing, global air operations, maintenance and training. Through the enterprise approach, SMS interfaces facilitate the exchange of information to continuously improve the safety of our aircraft and operations. In 2025, we formally initiated the implementation of a Part 5-compliant SMS for our OEM operations. This expansion builds on our established, fully compliant Part 5 SMS, which currently governs our Part 135 air operations. Our commitment to safety has been further validated by an independent, internationally recognized safety audit certification (IS-BAO Stage 2) qualification for our commercial air operations, demonstrating our adherence to internationally recognized aviation safety best practices and our dedication to continuous improvement.

•Quiet: Developing an aircraft with a low noise footprint that allows for regular operations within metropolitan areas is critical to community acceptance. In addition to the benefits afforded by an all-electric powertrain, we’ve devoted substantial engineering resources to reduce the noise signature of the aircraft even further. The result is an aircraft that is significantly quieter than a twin-engine helicopter, exhibiting a noise profile in the range of 65 dBA during takeoff and landing (the noisiest configuration), roughly the volume of a normal speaking voice. In over-head flight as low as 500 feet the aircraft is nearly silent. We have independently validated the noise footprint of our prototype aircraft through our work with the National Aeronautics and Space Administration (“NASA”).
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
The Urban Air Mobility Market
Ground-Based Transportation Networks are Under Strain
Population growth and urbanization are stretching ground-based transportation infrastructure to its limits. Today, more than half of the world’s approximately 8.2 billion people live in urban areas. According to a report by the United Nations (“UN”), the number of Megacities (metropolitan areas with 10 million people or more inhabitants) has increased from 8 in 1975 to 33 in 2025 and is projected to rise to 37 by 2050.
Transportation is the life-blood of urban areas, and population growth combined with increased urbanization will continue to push this infrastructure to the brink. According to a 2025 urban mobility report, Americans lost an average of 63 hours to traffic delays in 2024 (the highest level ever measured), and national congestion costs approximately $269 billion annually. The report also notes that congestion is increasingly occurring outside of traditional weekday rush hours.
New light rail lines can cost more than $100 million per mile in the U.S. and routinely exceed twice that number. Moving beneath the surface to expand subway networks is even more expensive, with new subway lines costing nearly $1 billion per mile. These ground-based networks cannot scale efficiently, and the costs are prohibitive. We believe that cities need a new, sustainable mobility solution.
Sizable Untapped Market Opportunity
Developing sustainable mobility solutions is particularly critical and timely. According to the U.S. Environmental Protection Agency (“EPA”), the top source of CO2 emissions in the U.S. is the transportation sector. Any solution to current and future transportation demands must embrace sustainability.
Over the past two decades, improvements in lithium-ion batteries and power electronics alongside the ever-increasing performance of microelectronics have enabled the development and deployment of new transportation solutions. The success of electric ground vehicles has fueled continued investments in these technologies. Battery energy densities, in particular, have improved such that application to aviation is now practical. Additionally, we believe that other future technologies, such as hydrogen and solid-state batteries, have the potential to play an important role in decarbonizing flight in the longer term.
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
Additional Opportunities at Scale
We believe that being early to market with the right aircraft will provide important first mover advantages that will enable us to steadily drive down end-user pricing in the years following commercial launch. Emerging technologies often benefit from positive network effects as the product or service enters the market, and we expect this to hold true for aerial ridesharing. We have identified 3 routes to bring our eVTOL aircraft to markets globally.
Joby Owned & Operated Air Taxi Service
We plan to own and operate our aircraft in markets including the United States and Dubai. As additional passengers enter the network, we expect utilization rates for our aircraft will increase, thereby improving unit economics and allowing costs to be amortized over a greater number of trips. At the same time, we believe reductions in per aircraft costs driven by greater manufacturing scale will be able to support progressively lower pricing to consumers while maintaining similar per aircraft unit profitability. As our networks expand and grow in utilization, their value is also expected to grow to produce enduring, long-term margins.
Affiliate Owned & Operated Service
In other markets, we intend to collaborate with established local partners to facilitate the operation of Joby eVTOL aircraft. This strategic approach offers several advantages. Partnering with regional entities allows Joby to leverage partners’ deep understanding of local regulations, market dynamics, and customer preferences. Additionally, by sharing startup costs with regional partners, we can reduce the financial burden and risks associated with entering new markets. This collaboration model not only fosters mutual growth but also supports Joby’s goal of scaling eVTOL operations globally, while adapting to the unique needs of each market.

Direct Sales & Defense
In other instances, we anticipate selling aircraft directly into markets. In 2025, we signed a memorandum of understanding with Abdul Latif Jameel to explore the delivery of up to 200 electric aircraft and related services valued at approximately $1 billion in Saudi Arabia, and signed a letter of intent to sell aircraft and services valued at up to $250 million to Alatau Advance Air Group in Kazakhstan. We are also working with L3Harris to adapt our existing eVTOL aircraft platform to address defense applications which may also involve aircraft sales in the future.
Certification
Type Certification
In the U.S., new aircraft designs are required to pass through the rigorous FAA design certification process, known as type certification, before the aircraft can be issued a standard airworthiness certificate to fly in the National Airspace System (“NAS”). This is an exacting process that requires extensive ground and in-flight testing with the FAA. We anticipate we will initially certify the aircraft for day and night visual flight rules (“VFR”) operations and we plan to amend the design to include instrument flight rules (“IFR”) capabilities over time.
Our aircraft was originally intended to be certified in line with the FAA's existing Part 23 requirements as a normal category piloted electric airplane that can also takeoff and land vertically. We began working with the FAA in 2017, and in 2020 we became the first eVTOL company to receive a signed, stage 4 G-1 certification basis from the FAA. The G-1 certification basis is an agreement with the FAA that lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. In May 2022, the FAA indicated that they were revisiting the decision to certify all eVTOLs under Part 23 and would, instead, require certification under the “powered lift” classification. Based on the FAA’s revised certification requirements, we signed an updated G-1 certification basis in July 2022, which was published in the federal register in March 2024.
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
With a mature design based on thousands of test flights to date, we are well on our way towards certification and are engaging with the FAA to perform the component and flight testing required to earn FAA type certification.
Additionally, in September 2025 the President issued an Executive Order directing the U.S. Department of Transportation (“DOT”) and FAA to ensure that mature eVTOL aircraft can begin operations in select markets ahead of full FAA certification. This eVTOL Integration Pilot Program, or “eIPP” is designed to allow mature aircraft designs to demonstrate eVTOL use cases, such as passenger transportation, cargo delivery, and emergency response, ahead of achieving type certification. We supported several state and local governments in submitting proposals under the eIPP.
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
Airspace Integration
The aircraft has been designed to be operated within the existing airspace rules and regulations with a qualified pilot in command onboard the aircraft. As the density of air traffic increases, we believe there are opportunities to expand ground infrastructure and create air traffic efficiencies. Over time, we anticipate the importance of working with the FAA, local authorities and other stakeholders to identify and develop procedures along high demand routes to support increased scale and operational tempo. Constructs for operating along those routes may include specific airspace corridors like those outlined by the FAA. In the long term, digital clearance deliveries, airspace authorizations and automated coordination between service providers and operators may be required to further increase airspace scalability. We expect to continue to be involved in long-term activities to develop concepts and technologies (for example those led by NASA and the FAA) to further enable scaling towards mature and autonomous operations.
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
Partnerships
We believe that our strategic relationships reflect another point of competitive differentiation. Across each of the important activities of high-volume manufacturing, go-to-market strategy and pre-certification operations, we have established strong collaborations and relationships with Toyota, Delta, Uber, L3 Harris and the Department of Defense (“DOD”) to help achieve our objectives and de-risk our commercial strategy.
Toyota Motor Corporation
As of December 31, 2025, Toyota has invested nearly $650 million in Joby, making Toyota our largest outside investor. In 2024, Toyota signed a stock purchase agreement pursuant to which they committed to invest up to an additional $500 million, subject to the satisfaction of certain closing conditions. In May 2025, Toyota invested the first $250 million contemplated under the purchase agreement. In addition to their substantial financial backing, Toyota engineers are working shoulder to shoulder with their Joby counterparts on a daily basis, collaborating on projects such as factory planning and layout, manufacturing process development and design for manufacturability. In 2023, we signed a long-term supply agreement with Toyota to supply key powertrain and actuation components for our aircraft.
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
Through our 2021 acquisition of Elevate we welcomed experienced team members from Uber and acquired a set of software tools focused on planning and operations the Elevate team had developed over several years. We believe this positions us to make uniquely informed, data-driven decisions in the lead up to commercial launch, as well as accelerating our operational readiness.
Additionally, our collaboration agreement with Uber provides for the integration of our aerial ridesharing service into the Uber app across global markets. We believe this will provide a best-in-class platform to funnel demand to our aerial ridesharing service, while allowing us to reduce customer acquisition costs in the early years of commercial operations. Uber will also be reciprocally integrated into any future Joby Aviation mobile application on a non-exclusive basis to service the ground-based component of multi-modal journeys booked by customers through our application. In September 2025, we announced plans to integrate Blade’s air mobility services into the Uber app, and we are working with Uber to integrate ground transportation into our planned service in the UAE. The goal of this mutual integration is to ensure passengers can access a multi-modal travel experience, seamlessly transitioning from ground-to-air-to-ground with unified, one-click booking.

Delta Air Lines, Inc.
In October 2022, we entered into a collaboration agreement with Delta Air Lines, Inc. (“Delta”) to develop a long-term strategic relationship for a premium airport transportation service that we plan to offer to Delta passengers in select markets through the Delta booking platform. At the same time, Delta invested $60 million through a purchase of our common stock and also received warrants which, if exercised, could expand their total investment to $200 million. In January 2026, Delta exercised 7,000,000 warrants at an exercise price of $10 per share. We believe that our relationship with Delta, in addition to providing additional capital, will be another important method of customer acquisition when we launch our commercial passenger service, and will also provide opportunities to leverage Delta’s expertise in providing a seamless passenger experience and expertise in building out infrastructure at key airports.
U.S. Air Force
Throughout our company’s history, Joby has benefitted from a relationship with the United States Air Force (“USAF”). As a leader in eVTOL technology and a participant in numerous public-private sector programs, Joby has delivered value in multiple USAF programs and continues to target new ones.
In December 2020, we became, to our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft from the USAF. In 2023, we marked our first delivery to a customer by delivering and flying the first eVTOL aircraft at Edwards Air Force base as part of our contract with the DOD, and in January 2025, we delivered our second aircraft under this contract. The Agility Prime program also supported our June 2024 flight of our hybrid hydrogen-electric demonstrator.
With growing USAF interest in hybrid powertrains and autonomy in aviation, we leveraged our existing aircraft platform to address these areas. In the summer of 2025, we participated in the USAF’s Resolute Force Pacific (“REFORPAC”) exercise, successfully demonstrating our Superpilot(TM) autonomous flight technology, logging over 7,000 miles of autonomous operations. We continue to work on autonomy programs with the USAF. Additionally, we are working with L3Harris on leveraging our platform to address opportunities to sell aircraft for defense applications. Just three months after announcing the aircraft concept and collaboration with L3Harris, we conducted the first flight of our turbine electric autonomous VTOL aircraft. The successful REFORPAC exercise positions Joby to compete for upcoming Department of Defense programs. In addition, our work with defense partners can inform future integration of autonomous capabilities into our commercial air taxi platform.

Dubai Road & Transport Authority

In 2024, Joby signed a definitive agreement with Dubai’s Road and Transport Authority (“RTA”) to launch air taxi services in the Emirate. The agreement provides Joby with the exclusive right to operate air taxis in Dubai for six years and secures a variety of support from the RTA, including financial mechanisms, for entry and maturing of service operations in Dubai.
Future Market Opportunities
We believe there are opportunities to address markets that are adjacent to our core mobility business, including delivery and logistics, communications, and emergency services. We may make select investments to address these market adjacencies over time.
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
As of January 31, 2026, we have over 330 issued or allowed patents (of which over 230 are U.S. filings) and over 250 pending patent applications (of which over 160 are U.S. filings). The patent portfolio is primarily related to eVTOL vehicle technology and UAM/aerial rideshare technology. We regularly file patent applications and from time to time acquire patents from third parties.
Our patent filings include over 190 issued or allowed patents and over 180 pending patent applications relating to our aircraft, its architecture, powertrain, acoustics, energy storage and distribution systems, flight control system and system resiliency, as well as certain additional aircraft configurations and technologies. Additionally, we have over 130 issued or allowed patents and over 70 pending patent applications related to aerial rideshare technology, such as fleet and infrastructure utilization, routing, air traffic coordination, rideshare software applications, vertiport infrastructure, and ancillary computer technologies.
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
Our Board of Directors and management team oversee the company’s strategy and programs as it relates to corporate responsibility topics. At the board level, this specifically includes our Nominating and Corporate Governance Committee and the Compensation Committee of our Board of Directors. Topics range from the Company’s environmental impact, talent management and workforce development, and corporate governance practices.
Our Focus on Safety and Sustainable Manufacturing
With safety as a core value, we emphasize the importance of safety in everything that we do. This includes adherence to safety rules, best practices, and compliance standards. Every employee is trained in the safety policies and procedures that are relevant to their role, and we encourage all employees to participate in company-wide safety initiatives, including participating in our non-punitive safety reporting program to identify hazards and reduce risks. Employees are reminded that everyone is part of the safety team and we conduct regular audits with the goal of ensuring proper safety procedures are being used and that hazard identification and risk assessment information is being collected and acted on in a timely and appropriate manner.
Our engineering and design standards are designed with the goal of operating in a safe, efficient, sustainable and compliant manner, and encourage us to be leaders in pursuing environmentally friendly production practices. This is demonstrated in our energy and waste management programs. Our Sustainability team works closely with our operating units and Facilities teams to measure our energy consumption, identify reduction opportunities and implement energy efficiency measures. We strive to source renewable electricity for all primary facilities in the most cost effective manner, further reducing our manufacturing impact. In 2024, we increased our total renewable electricity procured by 19% while significantly increasing manufacturing capacity. Additionally, these teams along with our Environmental Health and Safety team ensure proper handling and disposal of our manufacturing materials including carbon fiber, spent batteries, and electronic waste. As our testing and production operations have scaled, we have continued to recycle our aircraft batteries, and any carbon fiber scraps are recycled into inputs for high strength steel. These programs allow us to streamline our manufacturing lines, reduce hazardous waste processing costs and reduce our impact.
Social and Human Capital
To achieve our goal of enabling the world to connect faster and more easily with the people and places that matter most, we will need to attract and retain employees with a diverse set of skills and perspectives as we grow our business. Many of our employees are located in highly competitive labor markets. In addition to competitive cash, benefits, and equity compensation, offering employees a compelling vision and an opportunity to positively impact their communities is a key part of our strategy to grow our workforce. Additionally, we invest in the communities where we operate, with programs enabling accessibility, education and training. This has multiple benefits including broadening the reach of new technologies such as electric aviation, improving awareness and acceptance to operate in communities, extending opportunities to underserved communities, and developing our future workforce. Our manufacturing apprentice program in our Marina, California location provides paid training opportunities for individuals with no prior experience to prepare them for fulfilling careers in aerospace manufacturing.
We work diligently to create a work environment that is welcoming for all. We provide equal opportunities for growth, success, promotion, learning and development. We encourage employee engagement through a variety of mechanisms including seminars and panel discussions where our employees can gather and discuss topics that are important to them and provide feedback on how we can better support their growth and career development. We are focused on building support across all teams and individuals, ensuring everyone has a voice, and treats each other with respect.
As of January 31, 2026, we had 2,559 employees. None of our employees are represented by a labor union. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements.
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
We are also pursuing certification of our aircraft and approval to operate our services in other countries. While many of these countries have established processes for validating a type certificate issued by the FAA, others, such as the UAE, are developing new processes to leverage our work with the FAA and provide a path for approval of initial operations that could precede type certification in the United States. The regulatory agencies charged with granting approval for our aircraft and our services in other countries may be subject to many of the same funding and staffing risks that exist in the United States. Additionally, pursuing certification and operations outside the United States is subject to additional risks, including regulatory regimes that may be less familiar to us or may have less experience in certifying and approving new and novel aircraft. If we fail to obtain any of the required authorizations or certificates, or do so in a timely manner, or any of these authorizations or certificates are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project and may have an adverse impact on our business, financial condition and results of operations.
Regulatory authorities may disagree with our view that integrating our service into the National Airspace System is possible without changes to existing regulations and procedures.
There are a number of existing laws, regulations and standards that apply to our aircraft and our service, including standards that were not originally intended to apply to eVTOL aircraft or air taxi services. While our aircraft and our service are designed, at launch, to operate within the existing U.S. regulatory framework, the FAA or other regulatory authorities within the markets in which we intend to operate may disagree with this view, which may prohibit, restrict, or delay our ability to launch in the relevant market. In addition, any changes to the NAS, as a result of privatization or otherwise, could increase the costs to operate our service. Finally, regulatory authorities have in the past and may in the future introduce changes specifically to address high-volume flights that could delay our ability to launch our service and have an adverse impact on our business, financial condition and results of operations.
If current airspace regulations are not modified to increase air traffic capacity, our business could be subject to considerable capacity limitations.
A failure to increase air traffic capacity in the airspace serving key markets, including around major airports, could create capacity limitations for our future operations and could have a material adverse effect on our business. Weaknesses in the NAS and the Air Traffic Control (“ATC”) system, such as outdated procedures and technologies, could result in capacity constraints during peak travel periods or adverse weather conditions, resulting in delays and disruptions to our service. While our aircraft is designed to operate in the NAS under existing rules, our business at scale will likely require airspace allocation for UAM operations and could result in regulatory changes. Our inability to obtain sufficient access to the NAS or to comply with any regulatory changes could increase our costs and pricing of our services, which could reduce demand and have an adverse impact on our business, financial condition and results of operations.

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
The global economy has recently seen a rise in tariffs and other protective trade measures. In 2025, significant new and expanded tariffs were imposed by the United States, and reciprocal tariffs were imposed by other countries. These tariffs have applied to a wide range of finished goods and raw materials. In some cases, these tariffs were later paused, modified or suspended, making it difficult to plan for or predict the ultimate impact of these tariffs. In response to the U.S. imposed tariffs and other geopolitical events, some countries have imposed or threatened to impose reciprocal tariffs, export restrictions and other protective trade measures. While we manufacture many of the components for our aircraft in the United States, our supply chain depends, in part, on components and raw materials acquired from third-party suppliers across the globe, particularly with respect to batteries and related materials. While tariffs have not had a material impact on our business, financial condition or results of operations to date due to the limited scale of our prototype manufacturing and focus on certification efforts, over time, new tariffs or other restrictions imposed in connection with trade wars or political instability could increase the costs of raw materials and other goods, both for us and our suppliers, and could make it difficult to source certain materials or components on which we rely for our production and certification efforts. This could impact our business, financial condition and prospects, particularly as we begin to scale our manufacturing operations and produce aircraft for commercial use. In addition, the imposition of tariffs and threats of tariffs has contributed to volatility in global equity markets which, we believe, has also impacted and may continue to impact the price of our common stock.
We are subject to rapidly changing and increasingly restrictive laws, regulations and other obligations relating to privacy, data protection, and data security, which may be costly and difficult to comply with.
Our Blade subsidiary collects, uses, and discloses personal information of passengers and others in the course of operating its business, and we will do so in connection with our air taxi services. These activities are regulated by a variety of domestic and foreign laws and regulations relating to privacy, data protection, and data security, which are complex, rapidly evolving, and increasingly restrictive.
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
Despite our best efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements. Any actual or perceived non-compliance could result in litigation and proceedings against us by governmental entities, passengers, or others, which could result in fines, penalties, limited ability or inability to operate our business, offer services, or market our platform in certain jurisdictions, negative publicity and harm to our brand and reputation, which could have a material adverse effect on our business, financial condition or results of operations.
Market & Service
The market for UAM has not been established with precision. Customers may be reluctant to adopt this new form of mobility, or to pay our projected prices.
Our growth is highly dependent upon consumer adoption of an entirely new form of mobility offered by eVTOL aircraft and the UAM market. If the public does not perceive UAM as beneficial, chooses not to adopt this new form of mobility, or is unwilling to pay the prices we project for our services, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential passengers using our services cannot be predicted with any degree of certainty, and we cannot assure you that we will be able to operate in a profitable manner in any of our targeted markets. Our success in a given market will depend on our ability to develop a service network that provides passengers significant time savings when compared with alternative modes of transportation and accurately assess and predict passenger demand and price sensitivity, which may fluctuate based on a variety of factors, including general economic conditions, quality of service, negative publicity, safety incidents, perceived political or geopolitical affiliations, or general dissatisfaction with our services. If we fail to attract passengers, deliver sufficient value to our passengers, or accurately predict demand and price sensitivity, it could materially adversely affect our business, financial condition and results of operations.
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
Our pre-certification operations may also reveal issues with our aircraft design, which could result in certification delays. For example, in February 2022, one of our remotely piloted, experimental prototype aircraft was involved in an accident during flight testing. Although the accident did not have a significant impact on our business operations or certification timing, any similar event occurring closer in time to the launch of our commercial service could result in significant delays.

Any delay in the financing, design, manufacture and commercial release of our aircraft, which are often experienced by aircraft manufacturers, could materially damage our brand, business, prospects, financial condition and operating results.
Errors or vulnerabilities in software code could harm our business.
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
We may be unable to reduce end-user pricing at rates sufficient to drive growth for our service.
We may not be able to reduce end-user pricing over time to increase demand, address new market segments and develop a significantly broader customer base. We expect that our initial end-user pricing may be most attractive to relatively affluent consumers, and we will need to address new markets and expand our customer base in order to further grow our business. In time, we intend for our aerial ridesharing service to be economically accessible to a broad segment of the population and appeal to the customers of ground-based ridesharing services, taxis, and other methods of transportation.
Reducing end-user pricing is dependent on accurately estimating the unit economics of our aircraft and the corresponding service. Our estimates rely, in part, on future technology advancements, such as aerial and ground-based autonomy. If our estimates are inaccurate regarding factors such as production volumes, utilization rates, demand elasticity, operating conditions, deployment volumes, production costs, cost of goods sold, landing fees, charging fees, electricity availability and/or other operating expenses, or if technology such as aerial and ground-based autonomy fails to develop, mature or be commercially available within the periods we expect, we may be unable to offer our service at pricing that is sufficiently compelling to bring about the local network effects that we are predicting, and this may have an adverse impact on our business, financial condition and results of operations.
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
Our prospects may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for our services.
Our business is primarily concentrated on UAM services, which we expect may be vulnerable to changes in consumer preferences, discretionary spending and other market changes. The global economy has in the past, and will in the future, experience periods of economic instability, inflation and recession. During such periods, passengers may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for our services, which could adversely impact our business, financial condition and results of operations.
If we are unable to obtain and maintain adequate facilities and infrastructure, including access to key infrastructure such as airports, we may be unable to offer our service in a way that is useful to passengers.
To operate and expand our proposed aerial ridesharing service, we must secure or otherwise develop adequate landing, charging and maintenance infrastructure in desirable locations. We may not be able to ensure that our plans can be implemented in a commercially viable manner given present landing fee structures and infrastructure constraints, including those that may exist at desirable locations and increasingly congested airports and heliports. Access to these facilities may be prohibitively expensive, unavailable, or may be inconsistent with our projections. Additionally, our industry has not aligned around a single charging standard. While we have developed a charging system designed to support all types of electric aircraft, if vertiport operators select a different charging system it could result in longer charge times and increase our operating costs.
There is also a complex patchwork of federal, regional and municipal regulatory considerations applicable to asset management and property development in general, and aviation assets and infrastructure in particular. These regulations can vary widely by locality. Local community groups, some of which may be opposed to property development in general, and new aviation infrastructure in particular, can impact the application of these regulations or the development of new regulations. We may not be able to obtain necessary permits and approvals to make necessary infrastructure changes to enable adoption of our aircraft, such as installation of charging equipment. If we are unable to acquire or maintain space for passenger terminal or maintenance operations in desirable locations, this could prevent our service from being practical for our customers and have a material adverse effect on our business, results of operations and financial condition.
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
We expect to introduce new and additional features and capabilities to the aircraft and our service over time through block upgrades. For example, we may implement the ability to operate under IFR conditions or advancements to battery or other technologies that may increase our range or other performance specifications pursuant to block upgrades to the aircraft. We may be unable to develop or certify these upgrades in a timely manner or at all which may have an adverse impact on our business, financial condition and results of operations.
We may not be able to produce aircraft in the volumes and on the timelines we project.
There are significant challenges associated with producing aircraft in the volumes that we are projecting. Our manufacturing facility and processes are in the early pre-type-certification production stage. The aerospace industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing aircraft, long lead times to bring aircraft to market, the need for specialized design and development expertise, extensive regulatory requirements, and the need to establish maintenance and service locations. As a manufacturer of electric aircraft, we face a variety of added barriers to entry including additional costs of developing and producing an electric powertrain, regulations associated with the transport of lithium-ion batteries, and unproven customer demand for a fully electric aerial mobility service and aircraft. Additionally, we are developing production lines for components and at volumes for which there is little precedent within the traditional aerospace industry.
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
We will need to do extensive testing to ensure that the aircraft is in compliance with all applicable regulations prior to beginning scaled production. In addition to certification of the aircraft, we will be required to obtain approval from the FAA to manufacture completed aircraft pursuant to an FAA-approved type certificate. Production approval involves initial FAA manufacturing approval and extensive ongoing oversight of aircraft production. If we are unable to obtain production approval for the aircraft, or the FAA imposes unanticipated restrictions as a condition of approval, our projected costs of production could increase substantially.
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
Risks Related to our Blade Air Charter Operations
We may not realize the anticipated benefits of our acquisition of Blade, and the acquisition may expose us to integration challenges, additional liabilities and costs, and potential dilution.
Successfully integrating Blade’s business and operations, retaining key personnel, and realizing anticipated benefits will require significant management attention and could divert resources from our core aircraft development, certification and manufacturing efforts. In addition, our acquisition agreement provides for additional payments of up to $45 million that may become payable in the future. We may elect to satisfy all or a portion of these payments in shares of our common stock. Any issuance of shares could be dilutive to our stockholders and could depress our stock price, and any failure to achieve expected benefits from the acquisition could adversely affect our business, financial condition and results of operations.
We may not recognize the expected benefits of our acquisition of the Blade business, including market access, an established customer base, operational expertise, airport relationships and infrastructure across key markets. Following certification of our eVTOL aircraft, we intend to begin integrating that aircraft into our Blade operations over time. If we are unable to integrate and operate the Blade business, this could harm our broader eVTOL commercialization strategy and ultimately impact our business, financial condition and operating results.
We could suffer losses and adverse publicity stemming from accidents involving small aircraft, helicopters, or charter flights generally and, in particular, from any accident or incident involving Blade charter flights.
Aircraft operations are subject to various risks, and demand for air transportation has been and may in the future be impacted by accidents or other safety issues regardless of whether such accidents or issues involve Blade charter flights. Hazards, such as adverse weather conditions, fire or mechanical failures, could result in death or injury to personnel and passengers which could impact passenger confidence and could lead to a reduction in volume, particularly if such accidents were due to a safety issue.
We believe that safety and reliability are two of the primary attributes passengers consider when selecting air transportation services. Our failure, or that of our third-party operators, to maintain standards of safety and reliability that are satisfactory to our customers may adversely impact our ability to retain current customers and attract new customers. We are at risk of adverse publicity stemming from any public incident involving our company, our people, or our brand. Such an incident could involve the actual or alleged behavior of any of our employees or third-party aircraft operators. Further, if our personnel, one of our third-party operators’ aircraft, or one of our third-party operators’ Blade-branded aircraft, is involved in an incident, accident, or regulatory enforcement action, which could be attributed, in part, to a lack of sufficient safety auditing, we could be exposed to significant reputational harm and potential legal liability. Blade-branded aircraft have in the past been involved in accidents and despite our best efforts, there can be no guarantee that such events will not occur in the future. The insurance we carry may be inapplicable or inadequate to cover any such incident or accident, or regulatory action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, or action involving our employees, one of the Blade-branded aircraft used by us belonging to our third-party operators’ fleet (or personnel and aircraft of our third-party operators), or the same type of aircraft as used by our third-party operators could create an adverse public perception, which could harm our reputation, resulting in current or prospective customers being reluctant to use our services and adversely impacting our business, results of operations, and financial condition. If one or more of our third-party aircraft operators were to suffer an accident or lose the ability to fly certain aircraft due to safety concerns or investigations, we may be required to cancel or delay certain flights until replacement aircraft and personnel are obtained.
The markets for our Blade offerings are still in relatively early stages of growth, and such markets may not continue to grow, or may grow more slowly than we expect.
Blade’s urban air mobility services have grown rapidly, however, our service offerings are still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. We currently operate our Blade offering in a limited number of metropolitan areas. The success of these markets to date and the opportunity for future growth in these markets may not be representative of the potential market for urban air mobility in other metropolitan areas. In new markets, the lack of brand recognition may result in difficulties gaining and retaining customers and building partnerships with local entities. In addition, competition in new markets may be strong, with established companies and new entrants offering similar services. The potential intense competition and limited brand recognition could make it difficult for us to establish a strong market position and generate profitable returns.
Growth of our Blade offering will require significant investments in our infrastructure, technology, and marketing and sales efforts. Historically, cash flow from Blade operations has not been sufficient to support these needs and additional cash flow required to support the Blade offering could negatively impact our core eVTOL operations. Further, our ability to effectively manage growth and expansion of Blade operations may require us to enhance operational systems, internal controls and infrastructure, human resources policies, and reporting systems, which could require significant capital expenditures and allocation of valuable resources.
If we are unable to obtain and maintain adequate facilities and infrastructure, we may be unable to offer our existing Blade flight schedule and to expand our route network in the future.
To operate our existing and proposed schedule and, where desirable, add service along new or existing routes, we must be able to maintain or obtain space for passenger terminals. As airports and heliports around the world become more congested, it may not be possible for us to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports and heliports throughout our network, including those imposed by inadequate facilities at desirable locations. Any limitation on our ability to acquire or maintain space for passenger terminal operations could have a material adverse effect on our business, results of operations, and financial condition.
Blade leases and licenses exclusive passenger terminal infrastructure from airport and heliport operators in key markets. These leases, licenses, and permits vary in term, ranging from month-to-month permits to multi-year use and occupancy agreements that are coterminous with the airport or heliport operator’s underlying lease with the municipality that owns the premises. While our experience with these multi-year use and occupancy agreements have led to long-term uninterrupted usage thus far, certain municipalities, including New York, retain the authority to terminate a heliport operator’s lease upon as short as 30 days’ notice. If a municipality exercised its termination rights, under certain conditions, our agreements with the airport or heliport operator would concurrently terminate. Termination of one or more of our leases could negatively impact our ability to provide services in our existing markets and have a material adverse effect on our business, results of operations, and financial condition.
We rely on our third-party operators to provide and operate aircraft. If such third-party operators do not perform adequately or terminate their relationships with us, our costs may increase.
We rely on third-party contractors to own and operate aircraft. Should we experience complications with any of these third-party contractors or their aircraft, we may need to delay or cancel flights. We have experienced, and may in the future experience, operational complications with our contractors. The ability of our contractors to effectively satisfy our requirements could also be impacted by any such contractor’s financial difficulty or damage to their operations caused by fire, terrorist attack, natural disaster and public health threats. The failure of any contractors to perform to our expectations could result in delayed or canceled flights and harm our business. Our reliance on contractors and our inability to fully control any operational difficulties with our third-party contractors could have a material adverse effect on our business, financial condition, and results of operations.
Illegal, improper, or otherwise inappropriate operation of branded aircraft by our third-party aircraft operators, regardless of whether they are operating aircraft on our behalf, could harm our reputation, business, brand, financial condition, and results of operations.
Some of our third-party aircraft operators operate Blade-branded aircraft on a non-exclusive basis, enabling them to utilize Blade-branded aircraft for flight operations unrelated to Blade. If our third-party aircraft operators were to operate Blade-branded aircraft, regardless of whether such aircraft is flying on our behalf, in an illegal, improper, or otherwise inappropriate manner, such as violating local noise-abatement regulations or ignoring suggested noise-abatement flight paths and procedures, we could be exposed to significant reputational harm. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by our third-party aircraft operators. Negative publicity related to the foregoing, whether or not such incident occurred while flying on our behalf, could adversely affect our reputation and brand or public perception of the urban air mobility industry as a whole, which could negatively affect demand for platforms like ours and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could harm our business, financial condition, and results of operations.

Risks Related to Our Finances and Operations
We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.
We have incurred significant losses since inception. We incurred net losses of $929.8 million, $608.0 million and $513.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.
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
In the future, we may need to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell equity securities or debt securities in one or more transactions at prices and in a manner that may materially dilute our current investors. For example, in 2025 we sold 35,075,000 shares of our common stock at a price per share of $16.85 in an underwritten public offering for net proceeds of $575.9 million, and sold 49,701,790 shares of our common stock to Toyota at a price per share of $5.03 pursuant to the Stock Purchase Agreement we signed in October 2024 for net proceeds of $249.9 million. We also entered into an Equity Distribution Agreement in December 2024 for the sale of up to an additional $300.0 million of our common stock in an “at the market” offering of which we sold 29,950,799 shares during 2024 and 2025 for net proceeds of $282.4 million. Any debt financing, if available, may involve restrictive covenants that could reduce our operational flexibility or profitability and may result in a significant financial burden if interest rates remain high for a prolonged period or increase in the future. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures which may have an adverse impact on our business, financial condition and results of operations.
The Toyota Investment is subject to closing conditions, including conditions beyond our control, and no assurance can be given that the second tranche closing will take place on the timeline currently anticipated or at all. Any failure to close the second tranche of the Toyota Investment could adversely impact our future liquidity and our financial condition.
On October 1, 2024, we entered into the Stock Purchase Agreement with Toyota providing for the potential issuance and sale of up to an aggregate of 99,403,579 shares of our common stock to Toyota (the “Toyota Investment”). The Toyota Investment is structured in two equal tranches of $250.0 million each. The closing of each tranche is subject to the satisfaction of certain closing conditions set forth in the Stock Purchase Agreement. The first tranche closing occurred in May 2025. The second tranche is subject to conditions including, but not limited to the execution of a strategic alliance agreement relating to, among other things, manufacturing arrangements, by us and Toyota and certain other customary closing conditions. The agreements to be entered into in connection with such conditions are subject to the receipt of regulatory approvals, the parties negotiating and entering into definitive agreements and the conditions included within the applicable definitive documents.

We may experience delays and difficulties in satisfying the conditions for closing the second tranche of the Toyota Investment, and no assurance can be given that closing will take place on the timeline currently anticipated or at all. Some of the conditions to closing are outside of our control and it is possible that not all of the closing conditions to the Toyota Investment will be satisfied or that we will not receive the entire amount of expected proceeds on the timeline currently anticipated or at all. For example, certain closing conditions require us and Toyota to successfully negotiate and enter into definitive agreements. The final terms of such definitive agreements are not yet established and the negotiation and execution of such agreements may take longer than expected or may not be possible to accomplish on terms acceptable to us, or at all. No assurance can be given that any agreement we may reach will achieve our goals or be on terms that prove to be economically or strategically beneficial to us. Such adverse developments, including any failure to close the second tranche of the Toyota Investment, could adversely impact our business, financial condition, results of operations and liquidity.
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
As of December 31, 2025, Joby had approximately $1,662.0 million and $601.0 million of federal and state net operating loss carryforwards (“NOLs”) and $105.1 million and $60.0 million federal and state research and development tax credits. Under the Tax Cuts and Jobs Act, federal NOLs generated by the Company in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized and federal NOLs generated by the Company in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes which may have an adverse impact on our business, financial condition and results of operations.
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
Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including technologies deployed in our current or future aircraft or utilized in arranging air transportation. To date, we have relied primarily on patents and trade secrets to protect our proprietary technology. Our software is also subject to certain protection under copyright law, though we have chosen not to register any of our copyrights to date. We routinely enter into non-disclosure agreements with our employees, consultants, third parties and others and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. We intend to continue to rely on these and other means, including patent protection, in the future. However, the steps we take to protect our intellectual property may be inadequate or circumvented, and unauthorized parties may attempt to copy or misuse aspects of our intellectual property, or otherwise improperly obtain and use information that we regard as proprietary. If successful, these attempts may harm our ability to compete, may benefit our competitors’ programs, including by accelerating their development, and/or harm our competitive position in the market. Further, we may not be able to prevent or seek redress for infringement upon our intellectual property rights without incurring substantial time and expense, or at all. For example, in November 2025, we filed a complaint against a competitor and a former employee alleging, among other things, breach of contract and misappropriation of trade secrets related to the improper acquisition, retention, and use of our confidential and proprietary business information and trade secrets.
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
Further, obtaining and maintaining patent, copyright, trademark, and other intellectual property protections can be costly. We may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States or foreign jurisdictions, which could harm our ability to maintain our competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources to file and prosecute all patent applications for such technology, or that we will lose protection for failing to comply with all procedural, documentary, payment, and other obligations during the patent prosecution process. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. We may also fail to detect unauthorized use of our intellectual property, or be required to expend significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.
If conflicts arise between us and our strategic partners, our business could be adversely affected, or these parties may act in a manner adverse to us.
If conflicts arise between our collaborators or strategic partners and us, the other party may act in a manner adverse to us which could limit our ability to implement our strategies. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with Toyota Motor Corporation could adversely impact our ability to manufacture aircraft or scale production, while conflicts with Uber Technologies, Inc. and Delta Air Lines could adversely impact our ability to successfully launch and maintain our consumer-facing UAM services. Conflicts with foreign partners could adversely impact our ability to scale operations outside the U.S. effectively. If such conflicts arise, it could adversely affect our business, financial condition and results of operations.

We may invest significant resources in developing new offerings and exploring the application of our proprietary technologies for other uses and those opportunities may never materialize.
While our primary focus is on the design, manufacture and operation of our eVTOL aircraft and the related aerial mobility service, we may invest significant resources in developing new technologies, services, products and offerings. For example, our subsidiary, H2FLY, is working on the development of an optimized fuel cell system for hydrogen-electric aircraft. In 2024 we acquired the assets of the autonomy division of Xwing Inc., and in 2025 announced a collaboration with L3Harris Technologies on a gas-turbine hybrid variant of our aircraft for defense applications. Additionally, in August 2025 we acquired the Blade passenger business. Our initiatives related to new offerings and technologies can have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. Further, we have and may in the future seek to acquire or invest in businesses, applications or technologies that we believe could compliment or expand our technical or other capabilities or otherwise offer growth opportunities. However, we may not realize the expected benefits of these investments and we cannot assure you that we would be able to successfully complete any acquisition or investment we choose to pursue, or that we would be able to successfully integrate any acquired personnel, operations, business, product or technology in a cost-effective and non-disruptive manner. In addition, we may not be able to successfully or effectively manage the combined business following an acquisition. The pursuit of these potential opportunities may divert the attention of management and cause us to incur costs and expenses in identifying, investigating and pursuing suitable acquisitions and other opportunities, whether or not they are consummated. In addition, such opportunities may involve claims and liabilities, expenses, regulatory challenges and other risks that we may not be able to anticipate. We may not be able to predict whether consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or whether any of these initiatives will generate sufficient revenue to offset any expenses or liabilities associated with these investments. We may not be able to identify desirable opportunities or be successful in entering into an agreement with any particular counterparty or obtain the expected benefits of any opportunity or investment. Even if we are successful, regulatory authorities may subject us to new rules or restrictions that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies. Such transactions and acquisitions could result in dilutive issuances of equity securities, the use of our available cash, or the issuance of debt, which could harm our operating results. These risks may have an adverse impact on our business, financial condition and results of operations.
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
We rely on information technology networks and systems to operate and manage our business and store our confidential and proprietary information. The services of our Blade subsidiary involve, and our planned air taxi services will also involve the storage, processing and transmission of our customers’ data, including personal and financial information. We engage third-party service providers to store and process this data. While we believe we and our service providers take reasonable steps to secure these networks and systems, our information technology infrastructure may be vulnerable to computer viruses or physical or electronic intrusions that our security measures may not detect. Any such security incident, including those resulting from cybersecurity attacks, phishing attacks, unauthorized access or usage, virus or similar breach or disruption could result in the loss, destruction, alteration or disclosure of this data, which could damage our reputation and lead to litigation, regulatory investigations, or other liabilities. These attacks may come from individual hackers, corporations, criminal groups, and state-sponsored organizations. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be fully covered by our insurance or at all, and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services. Any actual or alleged security breaches or alleged violations of federal, state, or foreign laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter customers from using our services; damage our brand and reputation; force us to cease operations for some length of time; and materially adversely affect our business, results of operations, and financial condition.
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
The potential effects of climate change, such as increased frequency and severity of storms, floods, fires, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. We could incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such effects. We cannot accurately predict the materiality of any potential losses or costs associated with the effects of climate change.

We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our facilities, for which we may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.
Our operations are subject to many hazards and operational risks, including general business risks, product liability, and damages to third parties, our infrastructure or properties that may be caused by natural disasters, power losses, telecommunications failures, terrorist attacks (including hijacking, use of the aircraft as a weapon, or use of the aircraft to disperse a chemical or biological agent), security related incidents or human errors. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties. Furthermore, there is an increasing focus on environmental disclosure and regulation at the local, state and international levels. Additional laws in these areas, if enacted, could be difficult or costly to comply with.
We maintain general liability insurance, aviation flight testing insurance, aircraft liability coverage, directors and officers (“D&O”) insurance, and other insurance policies, and in some cases, we self-insure where we believe it is appropriate to do so. We believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that our insurance will be sufficient to cover all potential claims or that present levels of coverage will be available in the future at reasonable cost or at all. Further, we expect our insurance needs and costs to increase as we build production facilities, manufacture aircraft, establish commercial operations, add routes, increase flight and passenger volumes and expand into new markets. It is too early to determine what impact, if any, the commercial operation of eVTOLs will have on our insurance costs which may have an adverse impact on our business, financial condition and result of operations.
We are dependent on our senior management team and other highly skilled personnel, including pilots and mechanics, and we may not be successful in attracting or retaining these personnel.
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel. While our efforts to hire key personnel have generally been successful overall, the markets in which we operate are generally characterized by high levels of competition for skilled employees. We have in the past, and may in the future, experience delays in filling certain positions. For example, our Chief Financial Officer resigned in December 2024, for personal reasons. Our current Chief Financial Officer joined in May 2025. During the interim period, the duties of the Chief Financial Officer were carried out by other individuals within the management team.
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
The loss of members of our senior management team or other highly skilled personnel, or our inability to hire, train, and retain qualified pilots and mechanics could harm our business and prevent us from implementing our growth plans.
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
Certain Joby stockholders are contractually restricted from selling or transferring shares of common stock (the “Lock-up Shares”) for an agreed-upon period of time. For example, certain significant stockholders have agreed to a five-year lockup, with 20% of the Lock-up Shares being released on each anniversary of the closing of the Merger, subject to provisions that allow for a complete release of the Lock-Up Shares if the Company undergoes a change of control (the “Major Company Equityholders Lock-Up Agreement”). Under the Sponsor Agreement (the “Sponsor Agreement”), by and among the Company, Reinvent Sponsor, LLC (“Sponsor”) and RTP, the Sponsor’s Lock-up Shares are subject to the same releases agreed to in the Major Company Equityholders’ Lock-Up Agreement in addition to vesting conditions. Following the expiration of each lockup tranche, the applicable stockholders will no longer be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell their shares, could reduce the market price of our common stock. As of February 15, 2026, there were approximately 75,945,303 shares subject to the Major Company Equityholders Lock-Up Agreement. As restrictions on resale end, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
Our Certificate of Incorporation, Bylaws, and policies and procedures are designed to ensure compliance with applicable aviation regulations.
Our Certificate of Incorporation provides that we will ensure we are in compliance with applicable provisions of law and regulations relating to ownership and control of a United States air carrier, including Title 49, United States Code, Section 40102 and interpretations and guidance thereof issued by the United States Department of Transportation or its successor, or as the same may be from time to time amended. Current restrictions imposed by federal law on foreign ownership of United States air transportation operations require that no more than 25% of an air carrier's voting stock be voted, directly or indirectly, by persons who are not U.S. citizens. Our Bylaws contain provisions to ensure United States ownership interest in, and actual control of, the air carrier, free from non-citizen ownership, control, and influence. Pursuant to such provisions, we or a designated transfer agent shall maintain a Foreign Stock Record for registered common stock known to us to be owned and/or controlled by non-U.S. citizens, we will not operate under a Federal Aviation Administration Part 135 air carrier or operating certificate unless in compliance with applicable requirements for such certificate and we will implement policies and procedures to ensure compliance with these requirements. If we fail to ensure such compliance or do not implement adequate policies and procedures related to voting rights of persons who are not U.S. citizens, we will be unable to operate in the United States as a United States air carrier. Once our aircraft is certified, the inability to operate as a United States air carrier could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management & Strategy
We have established a risk-based process for assessing, identifying and managing material cybersecurity threats. Our security program utilizes various tools, including physical, administrative and technical safeguards designed to help prevent and respond to cybersecurity threats and incidents. As risks are identified, we implement a variety of measures to manage and mitigate these risks such as firewalls, phishing detection and remediation, intrusion detection processes/systems, and vulnerability management. We maintain a Cyber Defense Center that utilizes incident response plans and a suite of monitoring, detection and response tools, including third-party solutions, to identify, contain, remediate and recover from cybersecurity incidents. We also have an outside firm on retainer should the need arise to obtain additional assistance.
In addition, we have established an Information Security Awareness Program focused on several areas:
•Formal training on topics such as phishing each month;
•During Cyber Security Awareness month we provide additional training on topics like IT Policy, access management, and effective password management;
•Company-wide informal training through lunch & learn sessions and department meetings;
•Tabletop exercises with key personnel to simulate cybersecurity threats, test our capabilities, and enhance our incident response protocols.

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

Item 2. Properties
Our corporate headquarters are located in Santa Cruz, California, and consist of approximately 162,000 square feet, which we purchased in 2023, and an additional approximately 49,000 square feet of leased space in the same location. We operate primarily out of facilities located in the U.S., in Santa Cruz, San Carlos and Marina, California, Washington, D.C., Dayton, Ohio, and New York. We also operate internationally in Munich and Stuttgart, Germany, Linz, Austria, San Jose, Costa Rica, and Shenzhen, China.
The facilities that house our prototype production line in Marina, California span approximately 130,000 square feet and are leased from the City of Marina. Additionally, in 2025 we completed construction of approximately 226,000 additional square feet in Marina. We have also entered into a ground lease agreement with the City of Marina that can be extended for up to 50 years.
We own an approximately 40,300 square foot facility in Dayton, Ohio, where we have begun manufacturing of our propeller blades. In January 2026, we entered into an agreement to purchase a facility totaling approximately 728,000 square feet in Vandalia, Ohio, to expand our manufacturing footprint in the area.
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
Additionally, on November 18, 2025, we filed a complaint in the Superior Court of the State of California for the County of Santa Cruz against Archer Aviation, Inc. (“Archer”) and George Kivork alleging, among other things, breach of contract, misappropriation of trade secrets, and interference with contract and prospective economic advantage related to the improper acquisition, retention, and use of our confidential and proprietary business information and trade secrets. The complaint requests damages, disgorgement and restitution, injunctive relief, and attorneys’ fees, costs and expenses. This lawsuit was removed to the United States District Court, Northern District of California, where it remains pending. On January 23, 2026, Archer and Mr. Kivork filed motions to dismiss the complaint, and we filed our opposition to the motion to dismiss on February 13, 2026.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and public warrants to purchase common stock are traded on The New York Stock Exchange under the symbols “JOBY” and "JOBY WS", respectively.
Holders
As of February 13, 2026, there were approximately 338 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these record holders.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
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
The following graph compares the cumulative total stockholder return of our common stock to the Russell 2000 Index and a peer group consisting of Archer Aviation Inc., Eve Holding, Inc., Joby Aviation, Inc., Lilium N.V., and Vertical Aerospace Ltd. (“Peer Group”). The chart shows the annual change in value of $100 invested in each of our common stock, the index and the Peer Group on August 10, 2021, the date of our Merger, and assumes reinvestment of dividends, if any. Each of the companies in our Peer Group went public via merger with a special purpose acquisition company (“SPAC”). For Peer Group companies that went public after August 10, 2021, the cumulative return for the Peer Group was weighted based on the market capitalization of each company based on the date of its SPAC merger. Shares of Lilium N.V. were suspended from trading on November 6, 2024, and subsequently delisted. The Peer Group line assumes a share prices of $0.00 for shares of Lilium common stock after delisting.

Recent Sale of Unregistered Securities and Use of Proceeds
Recent Sale of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our annual report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025, for reference to discussion of the fiscal year ended December 31, 2023, the earliest of the three fiscal years presented. This discussion and analysis includes forward looking statements that involve risks and uncertainties. Please see the section of this Annual Report titled “Special Note Regarding Forward-Looking Statements.”
Overview
We have spent more than a decade designing and testing a piloted all-electric, vertical take-off and landing (“eVTOL”) air taxi that we intend to operate as part of a fast, quiet and convenient service in cities around the world. The aircraft is quiet when taking off, near silent when flying overhead and is being designed to transport a pilot and up to four passengers - or a targeted payload of up to 1,000 pounds - at speeds of up to 200 mph. The aircraft is optimized for urban routes, with a target range of up to 100 miles on a single charge. According to our modeling, more than 99% of urban routes in cities such as New York City and Los Angeles are significantly shorter than this, enabling higher utilization through faster turnaround times of our aircraft. By combining the freedom of air travel with the efficiency of our aircraft, we expect to deliver journeys that are up to 10 times faster than driving, and it is our goal to steadily drive down end-user pricing in the years following commercial launch to make the service widely accessible. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities. In August 2025, we added another milestone flight to thousands of successful test flights, with our piloted eVTOL flight between two public airports in FAA-controlled airspace, demonstrating operational maturity and integration with existing air traffic. As the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis which was subsequently published in final form in the Federal Register, we believe we are well positioned to be the first eVTOL manufacturer to earn standard airworthiness certification from the Federal Aviation Administration (“FAA”). We have multiple special airworthiness certificates already issued by the FAA for our fleet of pre-type certification aircraft.
We have identified three potential routes to market: (1) Joby owned and operated air taxi service (2) affiliate owned and operated service and (3) direct sales and defense. We plan to manufacture, operate and sell our aircraft, and are building a vertically integrated transportation company to maximize the value of our investments. In addition to building a novel aircraft, we are also building a proprietary operating system that integrates data across aircraft build, operations and maintenance. At the front end, we are developing a convenient app to deliver the first on-demand, aerial ridesharing service. We are targeting carrying our first passengers in 2026. We believe this vertically-integrated business model will generate the greatest economic returns over time, while providing us with end-to-end control and information regarding customer experience to optimize for customer safety, comfort and value.
In August 2025, we acquired Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”), a technology-powered, global urban air mobility platform. Following the acquisition, Blade continues to operate its air charter broker service as our wholly owned subsidiary. The transaction is expected to unlock immediate market access, including an established customer base, operational expertise, airport relationships and infrastructure across key urban corridors in New York City and Southern Europe and allow us to combine our best-in-class technology with Blade’s experience in delivering premium customer transportation at scale.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of December 31, 2025, we had an accumulated deficit of $2,785.6 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.

Key Factors Affecting Operating Results
See the section entitled “Risk Factors” for a further discussion of these considerations.
Development of the Global Urban Air Mobility (“UAM”) Market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the global market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We delivered our first aircraft for initial service operations with the DOD in September 2023 and are targeting carrying our first passengers in 2026. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.
We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service may include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground, air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety, convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives. We anticipate initial operations in the U.S. under the eIPP to be followed by operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations.
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
U.S. Government Contracts
In December 2020, we became, to our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft for a flight clearance from the USAF to conduct a government test. Our multi-year relationship with the DOD and other U.S. government agencies has provided us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch.
With growing USAF interest in hybrid powertrains and autonomy in aviation, we leveraged our existing aircraft platform to address these areas. In the summer of 2025, we participated in the USAF’s Resolute Force Pacific (“REFORPAC”) exercise, successfully demonstrating our Superpilot(TM) autonomous flight technology. We continue to work on autonomy programs with the USAF. Additionally, we are working with L3Harris on leveraging our platform to address opportunities to sell aircraft for defense applications. We are actively pursuing additional contracts with the DOD and other government agencies in these areas and believe that our investments in hydrogen-electric and autonomous technology will position us well to capitalize on these opportunities, but we may be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or DOD.
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
Other revenue primarily includes revenue from government flight services, customer demonstration and exhibition activities, and engineering services. Government flight services revenue primarily includes consideration for our performance of customer-directed flights and on-base operations for various U.S. Department of Defense (DOD) agencies. The other revenue is recognized (i) over time, as the performance obligations are satisfied, in an amount that reflects the consideration we expect to be entitled to in exchange for those services, typically measured based on flight hours, service hours, milestones, or other relevant metrics; or (ii) at a point in time, upon termination of a contract, if applicable, when we have fulfilled our obligations and no further performance is required.
Operating expenses
Cost of Revenue
Cost of Revenue consist primarily of costs related to operators of aircraft and vehicles, flight support, maintenance personnel, expenses associated with support aircraft such as rent and fuel, depreciation of capitalized ground support equipment, and our aircraft fuel or electricity cost, landing fees, pilot salaries, as directly attributed to our performance of the flight services and customer demonstration and exhibition activities, and costs of providing engineering services. Flight services expenses do not include the costs of manufacturing our aircraft and aircraft parts as such costs are expensed when incurred as Research and Development Expenses (see below).
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
Loss from changes in Fair Value of Warrants, Earnout Shares and Contingent Consideration
Publicly-traded warrants (“Public Warrants”), private placement warrants issued to Sponsor (“Private Placement Warrants”), warrants issued to Delta Air Lines, Inc. (“Delta Warrants”), shares of common stock owned by Sponsor subject to certain terms on vesting, lock-up and transfer (“Earnout Shares”) and contingent consideration related to Blade acquisition EBITDA Earnout are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur incremental income (expense) in the consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period, except for the Private Placement Warrants, which were fully exercised on August 11, 2025 as described in Note 8 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

2025 Acquisition
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
The Company acquired all assets and assumed liabilities of Blade for total purchase consideration of approximately $92.4 million, consisting of (i) 5,325,585 shares of the Company’s common stock with an aggregate fair value of $74.5 million, calculated net of $1.5 million attributed to the Company’s post-combination compensation expense, (ii) payments contingent upon the achievement of future Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets with a fair value of approximately $7.6 million (“EBITDA Earnout”), (iii) indemnity holdback amount of $10.0 million (“Indemnity Holdback”), and (iv) pre-combination-attributed fair value of substitution RSUs of approximately $0.3 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed in a business combination be recognized at their estimated acquisition-date fair values (see Note 4).
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
Results of Operations
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	December 31,		Change
	2025	2024	($)	(%)
Revenue	$53,425	$136	$53,289	n.m *
Operating expenses:
Cost of Revenue	29,328	67	29,261	n.m *
Research and development	581,101	477,156	103,945	22%
Selling, general and administrative	162,587	119,667	42,920	36%
Total operating expenses	773,016	596,890	176,126	30%
Loss from operations	(719,591)	(596,754)	(122,837)	21%
Interest and other income, net	43,164	42,822	342	1%
Loss on common stock issuance in private placement	(40,258)	—	(40,258)	100%
Loss from change in fair value of warrants, earnout shares and contingent consideration	(211,850)	(53,973)	(157,877)	293%
Total other loss, net	(208,944)	(11,151)	(197,793)	n.m *
Loss before income taxes	(928,535)	(607,905)	(320,630)	53%
Income tax expense	1,307	129	1,178	913%
Net loss	$(929,842)	$(608,034)	$(321,808)	53%

n.m* marks changes that are not meaningful.
Revenue
Revenue increased by $53.3 million to $53.4 million during the year ended December 31, 2025 from $0.1 million during the year ended December 31, 2024. The increase was primarily due to the passenger service revenue from our Blade offering after Blade acquisition and higher revenue from on-base operations for a DOD agency, demonstration flights, and engineering services provided to third parties.
Cost of Revenue
Cost of Revenue increased by $29.3 million to $29.3 million during the year ended December 31, 2025 from $0.1 million during the year ended December 31, 2024. The increase was primarily due to the passenger service costs from our Blade offering after Blade acquisition and cost of performing demonstration flights and providing engineering services.
Research and Development Expenses
Research and development expenses increased by $103.9 million, or 22%, to $581.1 million during the year ended December 31, 2025 from $477.2 million during the year ended December 31, 2024. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, prototype manufacturing, and certification and a decrease in expense reduction due to lower grants earned as part of our government contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $42.9 million, or 36%, to $162.6 million during the year ended December 31, 2025 from $119.7 million during the year ended December 31, 2024. The increase was primarily attributable to Blade acquisition costs and payroll and other indirect operating expenses after the Blade acquisition and increases in legal and marketing spend.
Total Other Loss, Net
Total other loss, net increased by $197.8 million to a loss of $208.9 million during the year ended December 31, 2025 from a loss of $11.2 million during the year ended December 31, 2024. The increase was primarily driven by a $157.9 million increase in loss from changes in fair value of warrants, earnout shares and contingent consideration, and loss on common stock issuance in private placement of $40.3 million.
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
In December 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, as sales agents (“Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $300.0 million of our common stock in an “at-the-market” offering (“ATM Offering”). As of December 31, 2025, 29,950,799 shares of our common stock have been sold pursuant to the Equity

Distribution Agreement for net proceeds of $282.4 million. As of December 31, 2025, $8.1 million remains available for sale under the Equity Distribution Agreement.
In May 2025, we issued 49,701,790 shares at a price per share of $5.03 for net proceeds of $249.9 million pursuant to a stock purchase agreement with Toyota Motor Corporation (“Toyota”) that we entered in October 2024. Pursuant to the agreement, Toyota has committed to invest an additional $250.0 million, subject to certain closing conditions (“Toyota Investment”).
In October 2025, we raised $575.9 million in net proceeds from an underwritten public offering of 35,075,000 shares of our common stock.
As of December 31, 2025, we have received $34.6 million from the exercise of our Public Warrants.
As of December 31, 2025, we had cash, cash equivalents and restricted cash of $241.7 million and short-term investment in marketable securities of $1,167.1 million. Restricted cash, totaling $0.9 million, primarily reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
In January 2026, we have received $70.0 million from the exercise of the first tranche of Delta Warrant (Note 8 ).
In February 2026, we raised net proceeds of approximately $576.0 million from an underwritten public offering of 52,863,437 shares of our common stock (the “February 2026 Equity Offering”), and net proceeds of approximately $670.4 million from an underwritten public offering of $690.0 million principal amount of 0.75% Convertible Senior Notes due 2032 (the “Notes”).
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with the proceeds of future sales under the ATM Offering, additional proceeds from the Toyota Investment, the proceeds of the February 2026 Equity Offering, the issuance of the Notes, the Overallotment Option, if exercised, and cash we expect to generate from future operations will provide sufficient funding to support us beyond the initial launch of our commercial operations. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Year Ended December 31,		Change
	2025	2024	($)	(%)
Net cash (used in) provided by:
Operating activities	$(509,893)	$(436,267)	$(73,626)	17%
Investing activities	(475,416)	70,763	(546,179)	(772)%
Financing activities	1,026,643	361,114	665,529	184%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$41,334	$(4,390)	$45,724	n.m.
Net Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was $509.9 million, consisting primarily of a net loss of $929.8 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $127.9 million in stock-based compensation expense, a $211.9 million loss from change in the fair value of warrants, earnout shares and contingent consideration, $40.2 million in depreciation and amortization expense, $40.3 million loss on common stock issuance in private placement and $7.6 million net decrease in our net working capital, partially offset by $7.8 million net accretion of our investments in marketable securities.
Net cash used in operating activities for the year ended December 31, 2024 was $436.3 million, consisting primarily of a net loss of $608.0 million, adjusted for non-cash items and statement of operations impact from investing and financing activities which includes $104.4 million in stock-based compensation expense, $54.0 million loss from change in the fair value of warrants and earnout shares, $35.6 million in depreciation and amortization expense, partially offset by $15.8 million net accretion of our investments in marketable securities and $6.4 million net increase in our net working capital.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 of $475.4 million was primarily due to purchases of marketable securities of $1,170.4 million and purchases of property and equipment of $53.9 million, partially offset by proceeds from the sales and maturities of marketable securities of $745.4 million and $3.5 million net cash from the Blade acquisition.
Net cash provided by investing activities for the year ended December 31, 2024 of $70.8 million was primarily due to proceeds from the sales and maturities of marketable securities of $715.2 million, partially offset by purchases of marketable securities of $603.8 million and purchases of property and equipment of $40.6 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 of $1,026.6 million was primarily due to net proceeds of $575.9 million from issuance of common stock in underwritten public offering, net proceeds of $249.9 million from issuance of common stock in private placement with Toyota, net proceeds of $153.6 million from issuance of common stock in at-the-market public offering, $36.8 million proceeds from exercise of stock options and issuance of common stock warrants and proceeds from the issuance of common stock under the employee stock purchase plan of $12.1 million, partially offset by $1.6 million repayments of obligation under finance leases and tenant improvement loan.
Net cash provided by financing activities for the year ended December 31, 2024 of $361.1 million was primarily due to net proceeds of $221.8 million from issuance of common stock in underwritten public offering and net proceeds of $128.8 million from issuance of common stock in at-the-market public offering, proceeds from the issuance of common stock under the employee stock purchase plan of $11.2 million and $1.7 million proceeds from exercise of stock options and issuance of common stock warrants, partially offset by $2.4 million repayments of obligations under finance leases and tenant improvement loan.
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
Stock-Based Compensation
We measure and record the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility we use to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, we determine whether an adjustment to the observable market price is required. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and use the straight-line method to recognize stock-based compensation, and account for forfeitures as they occur. Some of our awards contain service-based vesting conditions as well as performance-based vesting conditions. We consider the probability of achieving each of the performance goals at the end of each reporting period and recognize expense over the requisite period when achievement of the goal is determined to be probable, and adjust the expense if the probability of achieving the goal later changes. The Company estimates the probabilities based on available information about the progress made towards performance goals at each reporting period. Our performance based awards issued under annual Bonus Plans are classified as equity or, initially, as a liability, depending on the terms of the plan. For liability classified awards, the liability is reclassified to equity when the respective milestones have been met. If it is determined that the milestone cannot be met, the liability is reversed.
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
We have not identified any events and circumstances that would indicate that our long-lived assets may be impaired. Accordingly, we have not recorded any impairment charge to our existing property and equipment during the twelve months ended December 31, 2025.
Fair value measurements involving significant estimation uncertainty
We apply fair value measurement guidance in a number of areas of our consolidated financial statements. Some of our fair value measurements involve a significant level of estimation uncertainty, generally because they require valuation models and inputs that are not directly observable in the market or otherwise require significant judgment. These estimates are critical because changes in key assumptions can materially affect the recorded amounts of the related assets and liabilities and, in certain cases, our results of operations. These estimates have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.
Fair value of warrant, earnout, and contingent consideration liabilities
Certain of our financial instruments, including our Earnout Shares Liability, Delta warrant liability, and contingent consideration liabilities such as the EBITDA Earnout, are measured at fair value on a recurring basis and remeasured each reporting period until exercised, settled, or otherwise extinguished. Changes in the fair value of these liabilities are recognized in other income (loss), net, and can cause variability in our results of operations.
Valuation of these liabilities requires significant judgment because certain inputs are not directly observable in the market (“Level 3”). We estimate fair value using valuation techniques that may include quoted market prices for similar instruments and, for Level 3 instruments, option-pricing and Monte Carlo simulation models. Key assumptions can include our common stock price (and the sensitivity of the instruments’ value to changes in our stock price), expected volatility, expected term, and for instruments with milestone or other contingent settlement features, the probability and timing of achieving such milestones. For contingent consideration arrangements such as the EBITDA Earnout, significant unobservable inputs may also include projected adjusted EBITDA, achievement probabilities, and the discount rate used to present value expected payments.
Changes in these assumptions, particularly expected volatility, our stock price, the probability and timing of milestone achievement, forecasted operating results, and discount rates, can have a significant impact on the fair value of these liabilities and the resulting gains or losses recognized in other income (loss), net. Changes in our stock price, volatility assumptions, and milestone or earnout expectations from period to period can drive significant remeasurement gains or losses.
Business combinations and valuation of acquired intangible assets (including the Blade acquisition)
Our accounting for business combinations requires us to estimate the fair value of acquired assets and liabilities, including identifiable intangible assets and contingent consideration, and to recognize goodwill for the excess of purchase consideration over the estimated fair value of net identifiable assets acquired. Determining the fair value of acquired intangible assets requires significant judgment and the use of valuation techniques such as discounted cash flow models and other income and cost approaches.
These valuation techniques rely on assumptions including forecasted revenues and EBITDA, customer demand, expected margins, attrition and royalty rates (as applicable), contributory asset charges, the expected useful lives of the assets, and the selection of an appropriate discount rate. Changes in these assumptions could materially affect the recorded amounts of acquired intangible assets and goodwill, future amortization expense, and, if indicators of impairment arise, the timing and amount of impairment charges.
Accounting for Leases
We determine if an arrangement is a lease, or contains a lease, at inception. We analyze our contractual arrangements to evaluate whether they have any embedded leases. The asset component of our operating leases is recorded as right-of-use assets, and the liability component is recorded as current lease liabilities and long-term lease liabilities in our consolidated balance sheets. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Due to significant volume of contractual arrangements we enter, we may not be able to identify all embedded leases arrangements, resulting in understatement of our right-of-use assets and liabilities. This assessment also includes evaluating whether certain passenger transportation arrangements and service contracts contain embedded leases (including aircraft leases embedded within agreements with third-party aircraft operators).
As most of our leases do not provide an implicit rate, we use incremental borrowing rate (“IBR”) to calculate present value of future minimum lease payments, which is the estimated rate we would be required to pay for fully collateralized borrowing over the period similar to lease terms. Determining IBR requires us to estimate our credit rating for secured borrowing and to identify appropriate interest rates for comparable companies with similar credit rating. If we are not able to correctly estimate IBR, our right-of-use assets and liabilities may be incorrect. Our incremental borrowing rate is an estimate based on an analysis of available market data for debt instruments of companies with credit and financial profiles similar to ours and may be impacted by changes in market conditions.
Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Determining that options are reasonably certain to be exercised requires us to make certain assumptions about our future operations and space and assets requirements. Incorrect assumptions may result in our lease term being incorrect, impacting our right-of-use assets and liabilities. Certain arrangements may include renewal or termination options, and judgment is required in determining whether such options are reasonably certain to be exercised, which affects the measurement of right-of-use assets and lease liabilities.
Assumptions made by us at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease. If we are not able to re-evaluate lease changes and modifications appropriately, our right-of-use assets and liabilities may be incorrect. In addition, for embedded leases within passenger transportation agreements, we may be required to estimate and allocate the portion of consideration that represents lease components versus non-lease components, which can impact the measurement of the related right-of-use assets and lease liabilities.
Recent Accounting Pronouncements
See Note 2 of our Consolidated Financial Statements included elsewhere in this Annual Report for more information regarding recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $1,408.8 million as of December 31, 2025. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
INDEX TO FINANCIAL STATEMENTS
JOBY AVIATION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Joby Aviation, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Joby Aviation, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Certain Acquired Intangible Assets - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
On August 29, 2025, the Company completed the acquisition of 100% of the outstanding equity of Blade Urban Air Mobility, Inc. (“Blade”), for total purchase consideration of approximately $92.4 million. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification 805, Business Combinations. Accordingly, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of $17 million. Intangible assets acquired primarily related to exclusive rights to air transportation services and developed technology. Management estimated the fair value of the intangible assets using valuation techniques, which included a discounted cash flow model. The fair value determination of the acquired intangible assets required management to make significant estimates and assumptions, including revenue and Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) forecasts and discount rate.
We identified the valuation of certain acquired intangible assets as a critical audit matter given the level of judgment involved by management in developing certain valuation assumptions, and their use of a specialist to determine the fair values due to high complexity. Our audit procedures required a high degree of auditor judgment and increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions. The significant assumptions used to estimate the fair value of Blade’s intangible assets relate primarily to revenue and EBITDA forecasts and the discount rate applied to future cash flows.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of acquired intangible assets included the following, among others:
•We tested the design and operating effectiveness of the Company’s internal controls over the valuation of certain acquired intangible assets.
•We assessed the reasonableness of management’s forecasted revenues and EBITDA by comparing the projected growth rates to historical results, certain peer companies, and industry data.
•We evaluated whether the forecasted revenues and EBITDA were consistent with evidence obtained in other areas of the audit.
With the assistance of our fair value specialists, we evaluated management’s valuation of certain acquired intangible assets as follows:
•Evaluated the reasonableness of the valuation models.
•Tested the reasonableness of the valuation assumptions, including discount rate.
Accounting for Stock Purchase Agreement – Refer to Note 9 to the financial statements
Critical Audit Matter Description
On October 1, 2024, the Company entered into a stock purchase agreement (SPA) (as amended and restated on May 22, 2025) providing for the issuance and sale by the Company to Toyota Motor Corporation of up to an aggregate of 99,403,579 shares of common stock at a purchase price of $5.03 per share. The SPA is structured in two equal tranches of $250.0 million each. The closing of each tranche is subject to the satisfaction of certain closing conditions set forth in the SPA, which include the parties negotiating and entering into various agreements and obtaining regulatory approvals. On May 22, 2025, the Company completed the initial closing of the first tranche under the SPA upon the satisfaction of initial closing conditions. The additional closing of the second tranche is subject to the satisfaction of additional conditions including, but not limited to, the execution of a strategic alliance agreement and certain other customary closing conditions.
We identified management’s accounting evaluation and conclusion as to whether the additional closing of the second tranche under the SPA should be recognized for accounting purposes as of December 31, 2025, as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the evaluation of management’s assertions regarding if the additional closing of the second tranche under the SPA is contractually binding or legally enforceable prior to the satisfaction of the additional closing conditions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s accounting evaluation and conclusion as to whether the additional closing of the second tranche under the SPA should be recognized for accounting purposes as of December 31, 2025, included the following, among others:
•We tested the effectiveness of the Company’s internal control over management’s review of complex nonroutine transactions, which included the SPA.
•We evaluated management’s accounting evaluation and conclusion as to whether the additional closing of the second tranche under the SPA is recognized for accounting purposes as of December 31, 2025.
•We evaluated the assertions made by management supporting if the additional closing of the second tranche under the SPA is contractually binding or legally enforceable prior to the satisfaction of the additional closing conditions under the SPA, including inquiries and consideration of evidence from the Company’s legal counsel.
•We evaluated the Company’s disclosures related to the SPA for conformity with the relevant requirements under U.S. GAAP.
/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Joby Aviation, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Joby Aviation, Inc. and subsidiaries (the “Company") as of December 31, 2025, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Jose, California
February 26, 2026

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$240,810	$199,627
Short-term investments	1,167,106	733,224
Total cash, cash equivalents and short-term investments	1,407,916	932,851
Restricted cash	220	—
Other receivables	7,139	16,044
Prepaid expenses and other current assets	30,479	20,710
Total current assets	1,445,754	969,605
Property and equipment, net	146,571	120,954
Operating lease right-of-use assets	31,837	28,689
Restricted cash	693	762
Intangible assets	18,859	8,127
Goodwill	89,422	14,322
Other non-current assets	61,933	61,006
Total assets	$1,795,069	$1,203,465
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,604	$4,261
Operating lease liabilities, current portion	8,404	5,031
Accrued expenses and other current liabilities	48,018	38,842
Total current liabilities	60,026	48,134
Operating lease liabilities, net of current portion	26,167	26,178
Warrant liability	104,878	95,410
Earnout shares liability	156,692	117,416
Other non-current liabilities	37,593	3,964
Total liabilities	385,356	291,102
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized at December 31, 2025 and 2024. No shares issued and outstanding at December 31, 2025 and 2024.	—	—
Common stock: $0.0001 par value - 2,800,000,000 and 1,400,000,000 shares authorized at December 31, 2025 and 2024 respectively, 915,076,698 and 784,176,364 shares issued and outstanding at December 31, 2025 and 2024, respectively	91	78
Additional paid-in capital	4,193,684	2,768,605
Accumulated deficit	(2,785,579)	(1,855,737)
Accumulated other comprehensive income (loss)	1,517	(583)
Total stockholders’ equity	1,409,713	912,363
Total liabilities and stockholders’ equity	$1,795,069	$1,203,465
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$53,425	$136	$1,032
Operating expenses:
Cost of Revenue	29,328	67	200
Research and development	581,101	477,156	367,049
Selling, general and administrative	162,587	119,667	105,877
Total operating expenses	773,016	596,890	473,126
Loss from operations	(719,591)	(596,754)	(472,094)
Interest and other income, net	43,164	42,822	45,561
Loss on common stock issuance in private placement	(40,258)	—	—
Loss from change in fair value of warrants, earnout shares and contingent consideration	(211,850)	(53,973)	(86,378)
Total other loss, net	(208,944)	(11,151)	(40,817)
Loss before income taxes	(928,535)	(607,905)	(512,911)
Income tax expense	1,307	129	139
Net loss	$(929,842)	$(608,034)	$(513,050)
Net loss per share, basic and diluted	$(1.13)	$(0.87)	$(0.79)
Weighted-average common shares outstanding, basic and diluted	826,240,955	699,794,747	647,907,598
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(929,842)	$(608,034)	$(513,050)
Other comprehensive gain (loss):
Unrealized gain on available-for-sale securities	1,099	550	8,240
Foreign currency translation gain (loss)	1,001	(653)	126
Total other comprehensive gain (loss)	2,100	(103)	8,366
Comprehensive loss	$(927,742)	$(608,137)	$(504,684)
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	622,602,815	$61	$1,908,179	$(734,653)	$(8,846)	$1,164,741
Net loss	—	—	—	(513,050)	—	(513,050)
Other comprehensive loss	—	—	—	—	8,366	8,366
Issuance of common stock upon exercise of stock options	2,923,022	3	1,907	—	—	1,910
Issuance of common stock upon vesting of restricted stock units	11,694,630	—	—	—	—	—
Issuance of common stock in private placement	59,160,449	6	279,893	—	—	279,899
Issuance of common stock under Employee Stock Purchase Plan	1,881,109		6,918			6,918
Vesting of early exercised stock options and common stock issued in private placement	—	—	523	—	—	523
Stock-based compensation	—	—	85,055	—	—	85,055
Balance at December 31, 2023	698,262,025	$70	$2,282,475	$(1,247,703)	$(480)	$1,034,362
Net loss	—	—	—	(608,034)	—	(608,034)
Other comprehensive loss	—	—	—	—	(103)	(103)
Issuance of common stock upon exercise of stock options	3,367,232	1	1,474	—	—	1,475
Issuance of common stock upon vesting of restricted stock units	14,467,566	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $4,183	16,158,784	2	128,834	—	—	128,836
Issuance of common stock in underwritten public offering, net of issuance cost of $10,446	46,000,000	5	221,849	—	—	221,854
Issuance of common stock under Employee Stock Purchase Plan	2,600,522		11,200	—	—	11,200
Issuance of common stock in acquisition	3,320,235		9,472	—	—	9,472
Vesting of early exercised stock options and common stock issued in private placement	—	—	424	—	—	424
Stock-based compensation	—	—	112,877	—	—	112,877
Balance at December 31, 2024	784,176,364	$78	$2,768,605	$(1,855,737)	$(583)	$912,363
Net loss	—	—	—	(929,842)	—	(929,842)
Other comprehensive gain	—	—	—	—	2,100	2,100
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	3,360,948	2	2,799	—	—	2,801
Issuance of common stock in at-the-market public offering, net of issuance cost of $5,301	13,792,015	1	153,566	—	—	153,567
Issuance of common stock in underwritten public offering, net of issuance cost of $15,081	35,075,000	4	575,931	—	—	575,935
Issuance of common stock upon vesting of restricted stock units	14,199,687	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	2,308,333		12,073	—	—	12,073
Issuance of common stock in private placement, net of issuance cost of $95	49,701,790	5	290,158	—	—	290,163
Issuance of common stock upon exercise of private warrants	4,128,197	—	70,468	—	—	70,468
Issuance of common stock upon exercise of public warrants	3,008,779	—	60,696	—	—	60,696
Vesting of earnout shares	—	—	60,709	—	—	60,709
Issuance of common stock in acquisition	5,325,585	1	76,202	—	—	76,203
Stock-based compensation	—	—	122,477	—	—	122,477
Balance at December 31, 2025	915,076,698	$91	$4,193,684	$(2,785,579)	$1,517	$1,409,713
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(929,842)	$(608,034)	$(513,050)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	40,158	35,572	30,493
Stock-based compensation expense	127,887	104,446	93,636
Loss from change in the fair value of warrants, earnout shares and contingent consideration	211,850	53,973	86,378
Loss on common stock issuance in private placement	40,258	—	—
Net accretion and amortization of investments in marketable debt securities	(7,832)	(15,821)	(20,202)
Changes in operating assets and liabilities
Other receivables and prepaid expenses and other current assets	9,043	(11,803)	(573)
Other non-current assets	1,442	(545)	309
Accounts payable and accrued expenses and other liabilities	(6,902)	6,116	6,442
Non-current liabilities	4,045	(171)	2,736
Net cash used in operating activities	(509,893)	(436,267)	(313,831)
Cash flows from investing activities
Purchase of marketable securities	(1,170,369)	(603,777)	(809,978)
Proceeds from sales and maturities of marketable securities	745,418	715,157	920,879
Purchases of property and equipment	(53,918)	(40,617)	(30,597)
Acquisitions, net of cash	3,453	—	—
Net cash provided by (used in) investing activities	(475,416)	70,763	80,304
Cash flows from financing activities
Underwritten public offering gross proceeds	591,016	232,300	—
Underwritten public offering commission and offering expenses	(15,081)	(10,446)	—
Proceeds from issuance of common stock in private placement, net	249,905	—	280,110
At-the-market public offering gross proceeds	158,868	133,019	—
At-the-market public offering commission and offering expenses	(5,301)	(4,183)	—
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	12,073	11,200	6,918
Proceeds from the exercise of stock options and warrants issuance	36,791	1,659	2,055
Repayments of obligations under finance lease and tenant improvement loan	(1,628)	(2,435)	(844)
Net cash provided by financing activities	1,026,643	361,114	288,239
Net change in cash, cash equivalents and restricted cash	41,334	(4,390)	54,712
Cash, cash equivalents and restricted cash, at the beginning of the year	200,389	204,779	150,067
Cash, cash equivalents and restricted cash, at the end of the year	$241,723	$200,389	$204,779
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$240,810	$199,627	$204,017
Restricted cash	913	762	762
Cash, cash equivalents and restricted cash in consolidated balance sheets	$241,723	$200,389	$204,779
Non-cash investing and financing activities
Cashless exercise of private warrants	$85,159	$—	$—
Acquisitions in exchange for stock issuance	$74,496	$—	$—
Unpaid property and equipment purchases	$2,720	$6,536	$1,769
Property and equipment purchased through financing leases	$4,424	$2,537	$5,221
Right-of-use assets acquired through operating leases	$4,215	$5,115	$5,652
Net non-cash assets acquired	$—	$9,472	$—
The accompanying notes are an integral part of these consolidated financial statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Company and Nature of Business
Description of Business
Joby Aviation, Inc. (“Joby Aviation” or the “Company”) is a vertically integrated air mobility company that is building a clean, quiet, fully electric vertical take-off and landing (“eVTOL”) aircraft to be used to deliver air transportation as a service. The Company is headquartered in Santa Cruz, California.
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
Contingent Consideration
The Company has contingent consideration arrangements under which additional consideration may become payable upon the achievement of specified earnings measures, including EBITDA-based targets. Contingent consideration that is not classified as equity is recorded as a liability at fair value at the acquisition date and remeasured to fair value at each reporting date until settlement. Changes in fair value are recognized in earnings within loss from change in fair value of warrants, earnout shares and contingent consideration in the consolidated statements of operations. Fair value is estimated using valuation techniques such as Monte Carlo simulation and incorporates significant assumptions, which may include projected financial performance, expected volatility, discount rates, and the probability and timing of achieving the applicable targets.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, expenses, and disclosure of contingent assets and liabilities. The most significant estimates are related to the assets and liabilities measured at fair value initially or on recurring basis where unobservable inputs are significant to the measurement of these assets or liabilities fair value, such as common stock warrants liabilities, earnout shares liability, contingent consideration, as well as estimates related to stock-based awards, long-lived assets and leases. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under related circumstances. The estimates form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates.

Segments
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company determined its reportable segment using the management approach based on how the CODM evaluates the business. The Company operates as one operating segment because its CODM, who is its Chief Executive Officer, reviews Company’s financial information on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance. The Company has no segment managers who are held accountable by the CODM for operations, operating results, and planning of components below the consolidated level.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, short-term investments, other receivables, accounts payable, accrued liabilities, short-term and long-term debt, common stock warrants, earnout shares liability and EBITDA earnout liability. The carrying amounts of cash and cash equivalents, short-term investments, other receivables, accounts payable, and accrued and other current liabilities approximate their fair values due to the short time to the expected receipt or payment. The carrying amount of the Company’s short-term debt approximates its fair value as the effective interest rate approximates market rates currently available to the Company. Common stock warrants which are initially recorded in equity at the value allocated to them are not subject to remeasurement in subsequent periods. At initial recognition, the Company recorded the common stock warrants liabilities, earnout shares liability and EBITDA earnout liability on the balance sheet at their fair value. The common stock warrants liabilities, earnout shares liability and EBITDA earnout liability are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other income, net in the consolidated statements of operations.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents and restricted cash, short-term investments and other receivables. At December 31, 2025 and 2024, cash and cash equivalents consisted of cash deposited with domestic and foreign financial institutions that are of high-credit quality. The Company is exposed to credit risk in the event of default by the domestic financial institutions to the extent that cash and cash equivalent deposits are in excess of amounts insured by the Federal Deposit Insurance Corporation. Foreign cash balances are not insured. The Company has not experienced any losses on its deposits since inception. Short-term investments consist of government and corporate debt securities and corporate asset backed securities that carry high-credit ratings and accordingly, minimal credit risk exists with respect to these balances.
The Company has other receivables due from United States and foreign government agencies under the Company’s government grant contracts. At December 31, 2025 and 2024, those government agencies receivables accounted for 45% and 81% of the Company’s other receivables, respectively. The Company provides for uncollectible amounts on an expected credit loss basis by recording an allowance for doubtful receivables based on historical information, current conditions, and reasonable and supportable forecasts.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with remaining original maturity of three months or less from the date of purchase to be cash and cash equivalents. The recorded carrying amount of cash and cash equivalents approximates their fair value. At December 31, 2025 and 2024, restricted cash, primarily related to a security deposit for a lease obligation, was approximately $0.9 million and $0.8 million, respectively.
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
If the Company concludes that credit loss exists, to determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security’s effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost, and recognized as an allowance for credit loss on the consolidated balance sheet with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive income (loss), net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.
The Company did not record any allowance for credit losses during the year ended December 31, 2025.
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
Intangible Assets
Intangible assets include identifiable intangible assets, primarily developed technology and exclusive rights to air transportation services resulting from acquisitions (Note 4). Acquired intangible assets are initially recorded at fair value. The fair value of intangible assets is estimated either on the basis of replacement cost or the discounted cash flow model. Intangible assets are amortized on a straight-line basis over their estimated useful lives, generally three years to ten years. The Company’s estimates of useful lives of intangible assets are based on cash flow forecasts which incorporate various assumptions, including forecasted remaining useful life until technological obsolescence of software.
Contractual Agreement
The Company’s contractual agreement asset (Note 5) is classified as other non-current assets on the consolidated balance sheet. The Company will amortize the contractual agreement asset in proportion to the estimated incremental cash flows earned under the agreement over an estimated period of two years. The Company expects to begin generating incremental cash flows under the contractual agreement asset in 2026.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the Company determines that the carrying value of the asset may not be recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment of long-lived assets in 2025, 2024 and 2023.
Leases
The Company accounts for leases in accordance with ASC 842. The Company determines whether an arrangement is a lease, or contains a lease, at inception by evaluating whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the commencement date, the Company classifies leases as operating or finance leases. A lease is classified as a finance lease if any of the following criteria are met: (i) the lease transfers ownership of the underlying asset to the Company by the end of the lease term, (ii) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the underlying asset, (iv) the present value of the sum of the lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Leases not meeting any of these criteria are classified as operating leases.
Leases with an initial term greater than 12 months are recognized on the balance sheet as right-of-use (“ROU”) assets and corresponding lease liabilities. The Company has elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less. The lease term includes the non-cancellable period of the lease and renewal options that are reasonably certain to be exercised. The Company evaluates renewal options based on relevant facts and circumstances and reassesses lease term when events or changes in circumstances indicate the Company is reasonably certain to exercise (or not exercise) an option. ROU assets and lease liabilities are measured at commencement date based on the present value of lease payments over the lease term. Because most leases do not provide an implicit rate, the Company uses its incremental borrowing rate (“IBR”), which is the estimated rate the Company would be required to pay for fully collateralized borrowing over a term similar to the lease term, to determine the present value of lease payments.
Lease cost for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments are excluded from the measurement of the lease liability and are recognized in expense as incurred. Lease incentives, including tenant improvement allowances, are reflected in the measurement of the ROU asset and are recognized as a reduction of lease cost over the lease term. The Company’s lease agreements generally do not contain residual value guarantees or material restrictive covenants.

For lease agreements entered into or reassessed, the Company accounts for lease and non-lease components separately and does not combine such components. Certain agreements, such as capacity purchase agreements with third-party aircraft operators, may include embedded leases under ASC 842 when they provide the Company with the right to control the use of an identified aircraft and obtain substantially all of the economic benefits from its use. In those arrangements, the Company allocates consideration between lease and non-lease components and accounts for the lease component in accordance with ASC 842.
Assumptions made at the commencement date are reassessed upon the occurrence of certain events, including a lease modification. A lease modification is accounted for as a separate contract when the modification grants an additional right of use not included in the original lease and the incremental lease payments are commensurate with the stand-alone price of the additional right of use. Modifications that do not result in a separate contract are accounted for as a remeasurement of the existing lease.
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
Revenue Recognition
Identifying the customer
The Company receives payments from U.S. and foreign government entities as part of the Company’s research and development and service arrangements with these entities as well as from passengers and other customers in connection with the passenger services business. The Company may also receive payments from commercial entities for customer demonstration and exhibition activities, and engineering services performed under contract. To evaluate if these arrangements are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company first determines if counterparties meet ASC 606’s definition of a customer in the context of the arrangements (“Customer”).
The arrangement’s counterparty is a Customer if it obtains goods or services that are an output of the Company’s ordinary activities in exchange for consideration. To determine if an arrangement with counterparty represents an exchange transaction, the Company analyses arrangements using the following indicators of an exchange transaction:
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
Passenger revenue primarily includes revenue generated from the transportation of passengers via helicopter or fixed wing aircraft, booked through the Company’s wholly owned subsidiary, Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”). Flights are typically booked through Blade associates, the Blade app, or third-party channels and paid for principally via credit card transactions, wire transfers, checks, customer credits, and gift cards. Flight payments are typically collected at the time of booking before the performance of the related service, and revenue is recognized when the service is completed. Payments received in advance of performance, including advance payments, customer credit balances, and gift card purchases, are recorded as contract liabilities (deferred revenue) and recognized as revenue when the flight is flown. For flight passes, consideration is recognized as revenue ratably over the term of the pass. For itineraries that include more than one flight segment, each segment represents a separate performance obligation and revenue is recognized for each segment as travel occurs. Fees for add-on services and non-refundable seat changes or extensions are considered part of the passenger flight performance obligation and are recognized when the related travel occurs. Certain governmental taxes included in flight prices are collected and remitted to the appropriate governmental agencies and are excluded from revenue.
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
Cost of Revenue
Cost of Revenue consist primarily of costs related to operators of aircraft and vehicles, flight support, maintenance personnel, expenses associated with support aircraft such as rent and fuel, depreciation of capitalized ground support equipment, and our aircraft fuel or electricity cost, landing fees, pilot salaries, as directly attributed to our performance of the flight services and customer demonstration and exhibition activities, and costs of providing engineering services. Flight services expenses do not include the costs of manufacturing our aircraft and aircraft parts as such costs are expensed when incurred as Research and Development expenses.
Research and Development
The Company expenses research and development costs as incurred. Research and development expenses consist primarily of personnel expenses, including salaries, benefits, and stock-based compensation, costs of consulting, equipment and materials, depreciation and amortization and allocations of overhead, including rent, information technology costs and utilities. Research and development expenses are partially offset by payments the Company received in the form of government grants, including the majority of those received under the U.S. Air Force’s transformative vertical lift program (“Agility Prime”).

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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2025, 2024 and 2023 were $0.3 million, $0.2 million and $0.2 million, respectively, included in selling, general and administrative expenses in the consolidated statements of operations.
Concentrations
Major Customers
Two customers accounted for more than 10% or more of the Company’s revenue for the year ended December 31, 2025, Customer A represented approximately 14% of total revenues, while Customer B represented approximately 12% of total revenues. One customer accounted for 10% or more of the Company’s revenue for the years ended 2024 and 2023.
One customer accounted for 12% of the Company’s other receivables as of December 31, 2025. No single customer accounted for 10% of the Company’s other receivables as of December 31, 2024.
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
Stock-Based Compensation
The Company measures and records the expense related to stock-based payment awards based on the fair value of those awards as determined on the date of grant. When the observable market price or volatility that the Company uses to determine grant date fair value does not reflect certain material non-public information known to the Company but unavailable to marketplace participants at the time the market price is observed, the Company determines whether an adjustment to the observable market price is required. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation, and accounts for forfeitures as they occur. The Company accounts for awards containing performance-based vesting condition based on the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the requisite period, when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes. The Company selected the Black-Scholes-Merton (“Black-Scholes”) option-pricing model as the method for determining the estimated fair value for stock options and employee stock purchase plan awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, which determine the fair value of share-based awards, including the award’s expected term, expected volatility of the underlying stock, risk-free interest rate and expected dividend yield.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU in the fourth quarter of 2025. The adoption had a disclosure only impact on the Company’s consolidated financial statements (Note 12).
New Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). The amendments in this ASU establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this ASU are effective annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.
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
The Company’s financial assets consist of Level 1 and 2 assets. The Company classifies its cash equivalents and marketable debt securities within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. The Company’s fixed income available-for-

sale securities consist of high quality, investment grade securities from diverse issuers. The valuation techniques used to measure the fair value of the Company’s marketable debt securities were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1, Level 2 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 8) are classified as Level 1 because they are directly observable in the market. The Company classifies the Private Placement Warrants (as defined in Note 8) within Level 2, because they were valued using inputs other than quoted prices which are directly observable in the market, including readily available pricing for the Company’s Public Warrants. The Company classifies Delta Warrant, Earnout Shares Liability (as defined in Note 8) and EBITDA Earnout liability (as defined in Note 4) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant, Earnout Shares Liability and EBITDA Earnout liability are measured at fair value on a recurring basis. Changes in fair value of Level 3 liabilities are recorded in total other income (loss), net, in the consolidated statements of operations.
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$218,080	$—	$—	$218,080
Cash equivalents	$218,080	$—	$—	$218,080
Term deposits	$—	$30,937	$—	$30,937
Asset backed securities	—	94,183	—	94,183
Government debt securities	—	641,172	—	641,172
Corporate debt securities	—	400,814	—	400,814
Available-for-sale investments	—	1,167,106	—	1,167,106
Total fair value of assets	$218,080	$1,167,106	$—	$1,385,186
Liabilities measured at fair value
Common stock warrant liabilities (Public)	$56,392	$—	$—	$56,392
Common stock warrant liabilities (Delta)	—	—	48,486	48,486
Warrant liability	56,392	—	48,486	104,878
Earnout Shares Liability	—	—	156,692	156,692
EBITDA Earnout Liability	$—	$—	$13,424	$13,424
Total fair value of liabilities	$56,392	$—	$218,602	$274,994

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$178,383	$—	$—	$178,383
Cash equivalents	$178,383	$—	$—	$178,383
Term deposits	—	31,179	—	31,179
Asset backed securities	—	98,412	—	98,412
Government debt securities	—	206,945	—	206,945
Corporate debt securities	—	396,688	—	396,688
Available-for-sale investments	—	733,224	—	733,224
Total fair value of assets	$178,383	$733,224	$—	$911,607
Liabilities measured at fair value
Common stock warrant liabilities (Public)	$34,843	$—	$—	$34,843
Common stock warrant liabilities (Private)	—	23,296	—	23,296
Common stock warrant liabilities (Delta)	—	—	37,271	37,271
Warrant liability	34,843	23,296	37,271	95,410
Earnout Shares Liability	—	—	117,416	117,416
Total fair value of liabilities	$34,843	$23,296	$154,687	$212,826
The following is a summary of the Company’s available-for-sale securities (in thousands):

	December 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,937	$—	$—	$—	$30,937
Asset backed securities	93,990	193	—	—	94,183
Government debt securities	640,270	902	—	—	641,172
Corporate debt securities	400,231	592	(9)	—	400,814
Total	$1,165,428	$1,687	$(9)	$—	$1,167,106

	December 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair Value
Term deposits	$31,179	$—	$—	$—	$31,179
Asset backed securities	98,277	135	—	—	98,412
Government debt securities	206,779	166	—	—	206,945
Corporate debt securities	396,410	352	(74)	—	396,688
Total	$732,645	$653	$(74)	$—	$733,224
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous significant unrealized losses for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the years ended December 31, 2025 and 2024.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other loss, net within the consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common stock warrant liabilities (Delta)	EBITDA Earnout Liability
Fair value as of January 1, 2025	$117,416	$37,271	$—
Issuance (Settlement) of liability	(60,709)	—	7,631
Change in fair value	99,985	17,008	5,793
Fair value as of December 31 2025	$156,692	$54,279	$13,424
The fair value of the Earnout Shares Liability and Common stock warrant liabilities (Delta) (see Note 8) and EBITDA Earnout liability (see Note 4) are based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy.
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
The fair values of the acquired assets are still provisional and subject to change within the measurement period. The Company completed its final determination of the fair values of the acquired assets and liabilities during the measurement period, which ended on May 31, 2025. No measurement-period adjustments were recorded, and the purchase price allocation remained unchanged from the preliminary amounts.
2025 Acquisition
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
In connection with the acquisition, the Company agreed to make payments up to $17.5 million to the Seller, in cash or common stock at the Company’s election, subject to certain adjustments, payable 18 months following the acquisition date if certain key employees of Blade remain employed by the Company (“Retention Earnout”). The Company also issued substitution RSUs with an estimated post-combination-attributed fair value of $2.5 million to certain officers and employees of Blade. The substitution RSUs vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date. The Retention Earnout and the substitution RSUs are accounted for as post-combination compensation expense within selling, general and administrative in the Company’s consolidated statements of operations. At December 31, 2025 the Retention Earnout liability amounted to $4.0 million (Note 5).
The Company also entered into a transition services agreement (“TSA”) and Commercial Agreement (“CA”) with the Seller in connection with the acquisition. Under the TSA, the Company and the Seller will provide to each other certain transitional services, including technology support, safety and legal support, business unit and flight operations support, certain administrative services, and access to shared contracts and insurance arrangements. Costs incurred in connection with the TSA will be recognized as expense in the period incurred in the Company’s consolidated statements of operations. Under the CA, the Seller must generally offer the Company the right to provide certain medical transport services before engaging competing providers for a period of eight years from the closing date
The EBITDA Earnout provides for payments of up to $17.5 million contingent upon the achievement of certain EBITDA targets over the first fiscal year following the acquisition date. The fair value of the EBITDA Earnout was calculated by a risk-neutral Monte Carlo simulation, using Geometric Brownian Motion (GBM), which included significant unobservable Level 3 inputs, such as projected adjusted EBITDA and a discount rate of 7.2%. At December 31, 2025 the EBITDA Earnout liability amounted to $13.4 million (Note 5).
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

The following table summarizes the Company’s preliminary allocation of the purchase consideration to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets
Cash and cash equivalents	$1,070
Restricted cash	813
Accounts and other receivables	4,194
Prepaid expenses and other current assets	7,126
Property and equipment, net	2,111
Operating lease right-of-use assets	4,964
Intangible assets	17,000
Other non-current assets	438
Goodwill	75,100
Total assets	$112,816
Liabilities
Accounts payable	$1,600
Accrued expenses and other current liabilities	14,622
Operating lease liabilities, current portion	2,882
Operating lease liabilities, net of current portion	2,240
Other non-current liabilities	336
Total liabilities	$21,680
Total net assets acquired	$91,136

The fair values of the acquired assets are still provisional and subject to change within the measurement period. The final determination of the fair values of the acquired assets is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The primary areas that are preliminary relate to net working capital adjustments, the fair values of goodwill, intangible assets, certain tangible assets and liabilities, and income taxes. During the three month period ended December 31, 2025 the Company recorded measurement-period adjustments of $1.3 million, net, consisting of a $1.6 million net working capital adjustment that reduced purchase consideration and net $0.3 million of other measurement-period adjustments that affected the provisional amounts assigned to net assets acquired and goodwill and did not change purchase consideration. Any additional changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.
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

Each of the intangible assets acquired fair values were evaluated with the following valuation methodology:
•Exclusive rights to air transportation services agreements were evaluated using the Multi-period Excess Earnings Method, a form of the Income approach. Free cash flows were discounted using a discount rate of 9.5%. Key assumptions include forecasted revenue, EBITDA, income tax rate, contributory asset charges, and discount rate.

•Developed technology was evaluated using the Cost to Recreate Method, a form of the Cost Approach. Key assumptions include direct and indirect developer costs, developer’s profit, and opportunity cost.
•Customer relationships were valued using the With and Without Method, a form of the Income Approach, and then discounted to present value using a discount rate of 9.5%. Key assumptions include forecasted free cash flows with and without the customers in place, income tax rate, and discount rate.
•Trade names were evaluated using the Relief-from Royalty Method, a form of the Income Approach, and then discounted to present value using a discount rate of 9.5%. Key assumptions include forecasted revenue, royalty rate, income tax rate, and discount rate.
In connection with the acquisition, the Company recognized $75.1 million of goodwill, which represents the excess of the purchase price over the fair values of the net assets acquired and liabilities assumed.
The acquired goodwill is tax deductible. It represents the excess of the purchase consideration over the aggregate preliminary fair values of identifiable assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition.
In connection with the acquisition, the Company recognized $6.0 million of transaction costs, which were related to financial advisory, legal, accounting and other professional fees and were included within selling, general and administrative in the Company’s consolidated statements of operations.
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024
Equipment	$126,874	$103,694
Molds and tooling	33,077	22,409
Buildings	23,801	22,186
Leasehold improvements	22,831	20,569
Computer software	20,017	18,072
Land	6,270	6,270
Vehicles and aircraft	3,509	2,486
Furniture and fixtures	2,364	1,110
Construction in-progress	36,977	19,583
Gross property and equipment	275,720	216,379
Accumulated depreciation and amortization	(129,149)	(95,425)
Property and equipment, net	$146,571	$120,954
Depreciation and amortization expense of property and equipment for the years ended December 31, 2025, 2024 and 2023 was $33.5 million, $29.7 million and $24.4 million, respectively. Vehicles and aircraft includes utility automobiles used at the Company's various facilities and purchased aircraft to support the Company's air operations and training.

Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	December 31,
	2025	2024
Developed technology	$13,100	$6,900
Exclusive rights to air transportation services	8,800	—
Automation platform software	—	7,200
System simulation software technology	—	4,600
Other intangibles	2,500	1,485
Gross intangible assets	24,400	20,185
Accumulated amortization	(5,541)	(12,058)
Intangible assets, net	$18,859	$8,127
Amortization expense related to intangible assets for the years ended December 31, 2025, 2024, and 2023, was $6.6 million, $5.9 million, and $6.1 million, respectively. As of December 31, 2025 the weighted-average amortization period of intangible assets was 5.25 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets (in thousands):

Fiscal Year	December 31, 2025
2026	$7,447
2027	4,641
2028	880
2029	880
2030 and thereafter	5,011
$18,859
Goodwill
The changes in the carrying value of Goodwill are as follows:

Goodwill
Balance—December 31, 2023	$14,011
Additions associated with acquisitions	311
Balance—December 31, 2024	$14,322
Additions associated with acquisitions	75,100
Balance—December 31, 2025	$89,422

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid equipment	$2,278	$3,998
Prepaid software	9,263	7,794
Prepaid taxes	3,175	3,183
Prepaid insurance	6,151	3,565
Prepaid operators	4,218	—
Other	5,394	2,170
Total	$30,479	$20,710
Other non-current assets
Other non-current assets consist of the following (in thousands):

	December 31,
	2025	2024
Contractual agreement asset	$59,611	$59,611
Long-term prepaid insurance	431	625
Other non-current assets	1,891	770
Total	$61,933	$61,006
Accrued and other current liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Vendor related accruals	$26,589	$20,026
Payroll accruals	5,227	5,112
Contract liabilities under contracts with customers	7,003	5,161
Short-term finance lease liability	2,254	2,579
ESPP accrual	2,062	1,507
Deferred research and development credits	—	1,712
Other accruals and current liabilities	4,883	2,745
Total	$48,018	$38,842
Other non-current liabilities
Other non-current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Indemnity Holdback liability (Note 4)	$10,000	$—
EBITDA Earnout liability (Note 4)	13,424	—
Finance lease liabilities	7,447	3,859
Retention Earnout liability (Note 4)	4,006	—
Other non-current liabilities	2,716	105
Total	$37,593	$3,964

Note 6. Leases
The Company leases various office and research and development facilities under operating lease agreements that expire at various dates through October 2073 and generally contain periodic rent increases and various renewal and termination options. Under the terms of the agreements, the Company is responsible for certain insurance, property taxes and maintenance expenses. In fiscal year 2022, the Company adopted ASC 842, recognizing operating lease right-of-use asset and liabilities on the consolidated balance sheet and continuing accreting rent expense on a straight-line basis over the term of the operating leases. Rent expense for 2025, 2024 and 2023 was $9.8 million, $7.7 million and $7.0 million, respectively.
Supplemental balance sheet information related to leases was as follows (in thousands, except lease term and discount rate):

	December 31, 2025	December 31, 2024
Operating leases
Assets
Operating lease right-of-use assets	$31,837	$28,689
Liabilities
Operating lease liabilities, current	$8,404	$5,031
Operating lease liabilities, non-current	26,167	26,178
Total operating lease liabilities	$34,571	$31,209

Finance leases
Assets
Financing lease right-of-use assets	$15,809	$11,351
Accumulated amortization	(5,680)	(3,860)
Financing lease right-of-use assets, net	$10,129	$7,491
Liabilities
Finance lease liabilities, current	$2,254	$2,579
Finance lease liabilities, non-current	7,447	3,859
Total finance lease liabilities	$9,701	$6,438

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	10.8 years	9.5 years
Finance leases	2.9 years	3.4 years

Weighted-average discount rate
Operating leases	6.9%	6.6%
Finance leases	5.2%	7.5%

Interest rates for the finance leases have ranged from 4.0% to 15.0% per annum.
Maturities of lease liabilities were as follows:

	December 31, 2025
	Operating Leases	Finance Leases
2026	$10,909	$2,362
2027	8,961	3,957
2028	7,067	3,359
2029	3,725	98
2030	2,468	—
2031 and thereafter	18,384	—
Total undiscounted lease payments	$51,514	$9,776
Less: imputed interest	(16,943)	(75)
Total lease liabilities	$34,571	$9,701
Lease Costs
The table below presents certain information related to the lease costs:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$8,506	$6,613	$5,760

Finance Leases
Amortization of right-of-use assets	1,820	1,787	1,063
Interest on lease liabilities	396	389	243

Other Lease Costs
Short-term lease cost	2,548	2,583	2,342
Variable lease cost(1)	3,411	2,579	2,414
Total lease cost	$16,681	$13,951	$11,822
(1) Consist primarily of common-area maintenance, taxes and utilities

The table below presents certain supplemental information related to the cash flows for operating and finance leases recorded on the consolidated statements of cash flows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$(8,528)	$(6,446)
Operating cash flows used for finance leases	$(396)	$(389)
Finance cash flows used for finance leases	$(1,486)	$(2,156)

Right-of-use assets obtained in exchange for lease obligations:
Operating lease liabilities	$4,215	$5,115
Finance lease liabilities	$4,424	$2,537

Note 7. Commitments and Contingencies
Contingencies
As of December 31, 2025, the Company had $11.8 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
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
As of December 31, 2025, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within its capacity purchase agreements as included in the operating right-of-use asset and lease liability.
These future unfulfilled obligations were as follows:

For the Year Ending December 31,	Total Unfulfilled Obligation
2026	3,214
2027	2,596
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s consolidated results of operations in a given period. As of December 31, 2025, and 2024, the Company was not involved in any material legal proceedings.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company believes the estimated fair value of these obligations is minimal. The Company did not record any liabilities in connection with these possible obligations as of December 31, 2025 and 2024.
Note 8. Stock Warrants, Earnout Shares and Contingent Consideration
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
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. On August 11, 2025, the Private Placement Warrants were fully exercised on cashless basis and 4,128,197 shares of common stock were issued upon this cashless exercise of 11,533,333 private placement warrants.The Private Warrant liability was remeasured to fair value during the years ended December 31, 2025, 2024 and 2023, resulting in loss of $47.2 million,$9.2 million and $8.5 million, respectively, which is included within the loss from change in the fair value of warrants, earnout shares and contingent consideration in the consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. The public warrant liability was remeasured to fair value based upon the market price as of December 31, 2025, 2024 and 2023, resulting in a loss of $47.6 million, $13.7 million and $12.8 million, respectively, which is included within the loss from change in the fair value of warrants, earnout shares and contingent consideration in the consolidated statements of operations. During the year ended December 31, 2025, 3,008,779 Public Warrants were exercised.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company's common stock quoted on the NYSE is greater than each of $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (“Earnout Period”), any Earnout Shares which have not yet vested are forfeited. On July 17, 2025, the first Triggering Event occurred when the volume-weighted average price of the Company’s common stock quoted on the NYSE exceeded $12.00 for 20 trading days within a period of 30 consecutive trading days resulting in vesting of 3,426,000 Earnout Shares.
Earnout Shares Liability at the closing of the Merger on August 10, 2021 was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available. During the years ended December 31, 2025, 2024 and 2023, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $100.0 million, $21.4 million and $51.9 million, respectively, which is included within the loss from change in the fair value of warrants, earnout shares and contingent consideration in the consolidated statement of operations.
Assumptions used in the valuation are as follows:

	December 31,		August 10,
	2025	2024	2021
Expected volatility	76.10%	74.80%	62.20%
Risk-free interest rate	3.79%	4.46%	1.36%
Dividend rate	0.00%	0.00%	0.00%
Expected term (in years)	5.61	6.61	10.00
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
The first and the second tranches of the warrant permit Delta to purchase up to 7,000,000 and 5,833,333 shares of Common Stock at exercise prices of $10 and $12, respectively, with each tranche becoming exercisable upon satisfaction of its applicable milestone and expiring on the ten year anniversary of the warrant issuance date. The number of shares and exercise price for both tranches is subject to value cap adjustment if the 30 day volume weighted average price per share of the Company’s stock exceeds 150% of each respective tranche’s exercise price, but disregarding any price increases occurring within 10 business days after a public announcement of the achievement of an applicable milestone, if any. On January 12, 2026, following satisfaction of the applicable milestone on November 10, 2025, Delta exercised the first tranche of the Delta Warrant for 7,000,000 shares.
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. The Delta Warrant’s liability was remeasured to fair value as of December 31, 2025, 2024 and 2023 resulting in a loss of $11.2 million, $9.5 million and $12.8 million, respectively, which is included within the loss from change in the fair value of warrants, earnout shares and contingent consideration in the consolidated statements of operations.
Assumptions used in the valuation of Delta Warrants are as follows:

	December 31,		October 7,
	2025	2024	2022
Expected volatility	76.10%	74.80%	72.20%
Risk-free interest rate	3.92%	4.51%	3.89%
Dividend rate	0.00%	0.00%	0.00%
Expected term (in years)	6.80	7.80	10.00
EBITDA Earnout Liability
In connection with the Company’s acquisition of Blade (Note 4), the Company recorded contingent consideration related to EBITDA Earnout. The EBITDA Earnout Liability at the closing of the acquisition on August 29, 2025 was $7.6 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three month period ended December 31, 2025, the Company recognized a loss related to the change in the fair value of the EBITDA Earnout Liability of $5.8 million which is included within loss from change in fair value of warrants, earnout shares and contingent consideration in the consolidated statements of operations.
Assumptions used in the valuation are as follows:

December 31, 2025
Expected volatility	35.70%
Risk-free interest rate	3.41%
Dividend rate	0.00%
Expected term (in years)	0.66
Note 9. Stockholders' Equity
The Company’s Common Stock and Public Warrants trade on the NYSE under the symbol “JOBY” and “JOBY WS”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 2,800,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of December 31, 2025 and 2024, there were no preferred stock issued and outstanding.
The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The holders of common stock are not entitled to cumulative voting rights with respect to the election of directors, and as a consequence, minority stockholders are not able to elect directors on the basis of their votes alone. As of December 31, 2025 and 2024, no dividends have been declared to date.
The Company had reserved common stock, on an as-converted basis, for future issuance as follows:

December 31, 2025
Stock options outstanding under 2016 Stock Plan	6,462,574
Unvested RSU's under 2016 Stock Plan	1,513,837
Unvested RSU's under 2021 Stock Plan	42,068,294
Remaining shares available for future issuance under the 2021 plan	99,197,579
Common stock warrants	21,240,957
Shares available for issuance under the 2021 ESPP plan	13,409,644
Total common stock reserved	183,892,885

December 31, 2024
Stock options outstanding under 2016 Stock Plan	9,887,462
Unvested RSU's under 2016 Stock Plan	3,056,014
Unvested RSU's under 2021 Stock Plan	37,332,726
Remaining shares available for future issuance under the 2021 plan	85,140,199
Common stock warrants	28,783,069
Total common stock reserved	164,199,470
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
In December 2024, the Company entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, under which the Company may offer and sell, from time to time at its sole discretion, up to an aggregate of $300.0 million of its common stock in an “at-the-market” offering (the “ATM Offering”).As of December 31, 2025, 29,950,799 shares of our common stock have been sold pursuant to the Equity Distribution Agreement for net proceeds of $282.4 million. As of December 31, 2025, $8.1 million remains available for sale under the Equity Distribution Agreement
On October 9, 2025, the Company issued 35,075,000 shares of common stock at a price of $16.85 per share in a underwritten public offering for net proceeds of $575.9 million, after deducting commission and offering expenses payable by the Company of $15.1 million
On October 1, 2024, the Company entered into a stock purchase agreement (as amended and restated on May 22, 2025, the “Stock Purchase Agreement”) by and between the Company and Toyota Motor Corporation (the “Toyota”) providing for the issuance and sale by the Company to Toyota in a private placement of up to an aggregate of 99,403,579 shares of common stock, par value $0.0001 per share, at a purchase price of $5.03 per share, upon the terms and conditions set forth in the Stock Purchase Agreement (the “Toyota Private Placement”).
The Toyota Private Placement is structured in two equal tranches of $250.0 million each. The closing of each tranche is subject to the satisfaction of certain closing conditions set forth in the Stock Purchase Agreement. The first tranche closing occurred on May 22, 2025. The second tranche is subject to conditions including, but not limited to: the execution of a strategic alliance agreement relating to, among other things, manufacturing arrangements, by the Company and Toyota (“Strategic Alliance Agreement”) and certain other customary closing conditions. The agreements to be entered into in connection with such conditions are subject to the receipt of regulatory approvals, the parties negotiating and entering into definitive agreements and the conditions included within the applicable definitive documents.
The Company evaluated the terms of the Stock Purchase Agreement and concluded that it does not represent a financial instrument, as defined under U.S. GAAP, until the Restated Collaboration Agreement for the first tranche and the Strategic Alliance Agreement for the second tranche are executed by the Company and Toyota. The execution of the Strategic Alliance Agreement, which is subject to negotiation and finalization between the Company and Toyota, did not occur as of December 31, 2025.
Note 10. Revenue Recognition
Disaggregated Revenue
Disaggregated revenue was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Passenger	$34,822	$—	$—
Other	18,603	136	1,032
Total Revenue	$53,425	$136	$1,032
Passenger revenue primarily includes revenue generated from the transportation of passengers via helicopter or fixed wing aircraft, booked through the Company’s wholly owned subsidiary, Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”), which operates as an air charter broker. Flights are typically booked through Blade associates, the Blade app, or third-party channels and paid for principally via credit card transactions, wire transfers, checks, customer credits, and gift cards. Flight payments are typically collected at the time of booking before the performance of the related service, and revenue is recognized when the service is completed.
Other revenue primarily includes revenue from government flight services, customer demonstration and exhibition activities, and engineering services. Government flight services revenue primarily includes consideration for the Company’s performance of customer-directed flights and on-base operations for various U.S. Department of Defense (DOD) agencies. Demo activities revenue primarily includes consideration for the Company’s performance of customer-directed demonstration and exhibition activities using its aircraft, which may include demonstration flights and related support services performed for counterparties for their benefit. The other revenue is recognized (i) over time, as the performance obligations are satisfied, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, typically measured based on flight hours, service hours, milestones, or other relevant metrics;

or (ii) at a point in time, upon termination of a contract, if applicable, when the Company has fulfilled its obligations and no further performance is required.
Contract Liabilities
Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of December 31, 2025 and 2024, the Company’s contract liability balance is $7.0 million and $5.2 million respectively, classified within accrued and other current liabilities in the condensed consolidated balance sheets. These balances consist of payments from Blade customers and payments for government flight services received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. Customers have one year to use the credit as payment for a future flight with the Company. Revenue recognized out of the beginning balance of contract liability was $5.2 million and $0.1 million for the year ended December 31, 2025 and 2024, respectively. Addition to contract liability as a result of acquisition (see Note 4) was $7.4 million for the year December 31, 2025.
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
On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. Generally, RSUs granted under the 2021 Plan have a three-year or four-year vesting period. On December 31, 2025, the number of shares available for issuance under 2021 Plan was 99,197,579. On January 1, 2026, the number of shares available for issuance under 2021 plan increased by 36,603,068 shares.

Stock Options Activity
The summary of stock option activity is as follows:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2024	9,887,462	$0.75	5.09	$72,936
Options canceled and forfeited	(81,330)	$0.96
Options exercised	(3,379,622)	$0.74
Balances—December 31, 2025	6,426,510	$0.76	4.19	$79,949
Vested and expected to vest	6,426,510	$0.76	4.19	$79,949
Options exercisable	5,609,242	$0.69	4.10	$70,165
No options were granted in the years ended December 31, 2025, 2024 and 2023. The total intrinsic value of options exercised was $33.7 million, $18.0 million and $15.2 million respectively, during the years ended December 31, 2025, 2024 and 2023.
Restricted Stock Units
A summary of RSU activity is as follows: (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2024	40,388,740	$5.94	$328,360
Granted	24,703,532	$10.03
Vested	(14,199,687)	$6.00
Forfeited	(7,288,035)	$6.49
Balances—December 31, 2025	43,604,550	$8.14	$575,580
The total fair value of RSUs vested for the years ended December 31, 2025, 2024 and 2023 was $85.2 million, $90.9 million and $60.6 million, respectively.
On February 27, 2023, the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”) approved a performance-based bonus program under which RSUs were awarded in connection with the achievement of specified goals in 2023 (“2023 Bonus Plan”). The RSU awards were granted when the achievement of each goal was approved by the Compensation Committee in 2023, and the RSUs vested in equal installments in each of January, February, March and April 2024 provided the employee or consultant continued to be a service provider through the relevant vesting dates. The target bonus opportunity was equal to 30% of the employee’s base salary as of the applicable grant date, with stretch bonus goals that were one-third higher than the target amounts unless otherwise established by the Compensation Committee. In accordance with ASC 718 Compensation - Stock Compensation, awards under 2023 Bonus Plan were classified as a liability until such time that the respective milestones were met, at which point the liability was reclassified to equity. If it was determined that a milestone could not be met, the liability was reversed.
On February 12, 2024, the Compensation Committee approved a performance-based program under which RSUs are awarded. Each RSU represents the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified objectives tied to five goals during 2024 (“2024 Bonus Plan”). Each goal had criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and vesting percentage was determined by summing the actual achievement percentages as of December 31, 2024. Under the 2024 Bonus Plan, the maximum possible vesting percentage was 125%. Achievement at exactly the minimum or target levels would result in 45% or 100% vesting , respectively. The RSUs awarded under the 2024 Bonus Plan vested in equal installments on each of January 14, 2025, February 10, 2025, March 4, 2025 and April 7, 2025. In accordance with ASC 718 Compensation - Stock Compensation, the Company determined that the 2024 Bonus Plan awards were equity awards with a performance condition, and classified them as equity.

On February 4, 2025, the Compensation Committee approved a performance-based program under which RSUs are awarded. Each RSU represents the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified elements tied to five goals during the first half of calendar year 2025 (“H1 2025 Bonus Plan”). Each goal has criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and the amount of the awards that will vest is calculated by summing the actual achievement percentages as of June 30, 2025. The maximum possible amount that will vest is 125%. If exactly the minimum or target levels are achieved,
50% and 100% of the awards, respectively, will vest. The RSUs awarded under the H1 2025 Bonus Plan will vest in equal installments on each of January 12, 2026, February 9, 2026 and March 9, 2026, subject in each case to the participant’s continued status as a service provider through the respective vesting date. In accordance with ASC 718 Compensation - Stock Compensation, the Company has determined that the H1 2025 Bonus Plan awards are equity awards with a performance condition, and has classified them as equity.
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
The Company recorded stock-based compensation expense in relation to its Bonus Plans and LTI awards of $20.6 million, $18.1 million and $31.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On December 31, 2025, the number of shares available for issuance under 2021 ESPP was 13,409,644. On January 1, 2026, the number of shares available for issuance under 2021 ESPP increased by 4,575,383 shares. During the year ended December 31, 2025, the Company issued 2,308,333 shares under the 2021 ESPP. The stock-based compensation expense recognized for the 2021 ESPP was $6.4 million, $6.5 million and $3.7 million for the year ended December 31, 2025, 2024 and 2023, respectively.
The assumptions in the Black-Scholes option-pricing models used to determine the fair value of 2021 ESPP awards granted were as follows:

Year Ended December 31,
	2025	2024
Expected volatility	78.7% - 91.8%	56.1% - 77.0%
Expected dividend yield	—%	—%
Expected term (in years)	0.5 - 1.0	0.5 - 1.0
Risk-free interest rate	3.7% - 4.3%	4.3% - 5.4%
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
Stock-based compensation expense
The following sets forth the total stock-based compensation expense for the Company’s stock options included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development expenses	$96,180	$83,063	$73,160
Selling, general and administrative expenses	31,707	21,383	20,476
Total stock-based compensation expense	$127,887	$104,446	$93,636
As of December 31, 2025, total unrecognized compensation cost related to stock awards was $302.0 million to be recognized over a weighted average remaining requisite service period of approximately 2.5 years.
Shares Subject to Repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of December 31, 2025 and 2024, 708,731 and 1,154,146 shares, respectively, were subject to repurchase at a weighted average price of $0.04 per share and $0.05 per share, respectively, and $0.0 million and $0.1 million, respectively, was recorded within the other non-current liabilities on the Company’s consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 shares of Legacy Joby preferred stock which were subject to time-based vesting conditions were converted to shares of restricted common stock. As of December 31, 2025 and 2024, the number of such shares that were subject to repurchase was 668,384 and 1,114,380.
Note 12. Income Taxes
The components of loss before taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(910,122)	$(597,424)	$(506,243)
International	(18,413)	(10,481)	(6,668)
Loss before income taxes	$(928,535)	$(607,905)	$(512,911)
The provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	—	14	6
Foreign	1,307	115	133
Total current provision	$1,307	$129	$139
Deferred
Federal	—	—	—
State	—	—	—
Total deferred benefit	—	—	—
Total provision (benefit)	$1,307	$129	$139
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	%
Tax at U.S. Statutory Rate	$(194,992)	21.0%
State and Local Income Taxes	(2)	—%
Foreign Tax Effects
Effect of Foreign Operations	4,096	(0.4)%
Tax Credits
Research and development tax credits	(31,180)	3.4%
Changes in Valuation Allowances	177,069	(19.2)%
Nontaxable and Nondeductible items
Share-based compensation, net (1)	(11,839)	1.3%
Other Adjustments	12,499	(1.3)%
Change in Fair Value of Derivative	44,488	(4.8)%
Changes in Unrecognized Tax Benefits	1,168	(0.1)%
Effective Tax Rate	$1,307	(0.1)%

(1) Includes amounts related to non-deductible stock-based compensation, including non-deductible executive compensation, in addition to excess tax benefits or shortfalls from stock-based compensation. Our tax provision includes $13 million of excess tax benefits for 2025.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
	%	%
Tax at federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	—%	(1.6)%
Permanent differences	3.5%	16.8%
Change in valuation allowance	22.4%	9.0%
Tax credits	(4.9)%	(3.2)%
Effective income tax rate	0.0%	0.0%
Significant components of the Company’s net deferred tax assets (in thousands):

	December 31,
	2025	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$403,606	$190,451	$138,735
Research and development credits	165,103	115,651	55,492
Accruals and reserves	—	567	2,479
Property and equipment	3,277	2,892	3,110
Stock-based compensation	14,075	6,094	16,396
Goodwill	3,921	2,965	4,311
Intangibles	207	2,769	2,234
Lease Liability	642	515	664
Capitalized R&D	160,300	173,217	88,985
Other	12	—	—
Total deferred tax assets	751,143	495,121	312,406
Valuation allowance	(736,003)	(481,760)	(295,740)
Net deferred tax assets	$15,140	$13,361	$16,666
Deferred tax liabilities
Contractual agreement	(15,479)	(13,361)	(16,666)
Total deferred tax liabilities	(15,479)	(13,361)	(16,666)
Net deferred tax assets	$(339)	$—	$—
The following shows the changes in the gross amount of unrecognized tax benefits as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits, beginning of the year	$42,045	$20,241	$14,571
Increases related to prior year tax positions	563	6,925	684
Decreases related to prior year tax positions	—	—	(1,037)
Increases related to current year tax positions	16,335	14,879	6,023
Unrecognized tax benefits, end of year	$58,943	$42,045	$20,241

The Company has adopted the accounting policy that interest and penalties recognized are classified as part of its income taxes. As of December 31, 2025 and 2024 , the Company has accrued $0.4 million and $0.0 million interest and penalties, respectively. As of each of December 31, 2025 and 2024, the Company has unrecognized tax benefits that, if recognized, would impact its effective tax rate by $0.8 million and $0.0 million, respectively.
In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the business in which the Company operates, projections of future profitability are difficult and past operating results are not necessarily indicative of future profitability. Management does not believe it is more likely than not that the deferred income tax assets will be realized; accordingly, a full valuation allowance has been established on net deferred income tax assets. The valuation allowance increased by $254.2 million during the year ended December 31, 2025, and by $186.0 million during the year ended December 31, 2024.
As of December 31, 2025, the Company had federal net operating loss carryforwards (“NOLs”) of $1,662.0 million, of which approximately $15.8 million will begin to expire in 2036 and the remainder do not expire. As of December 31, 2024, the Company had federal net operating loss carryforwards (“NOLs”) of $817.6 million of which approximately $1.3 million will begin to expire in 2036 and the remainder do not expire. As of December 31, 2025 and 2024, the Company had state NOLs of $601.0 million and $156.2 million, respectively, that will begin to expire in 2032. In addition, the Company had foreign NOLs of $58.4 million and $28.0 million as of December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company had federal research and development credits of $105.1 million and California research and development credits of $60.0 million. The federal credits will expire beginning 2036, while California credits have no expiration. At December 31, 2024, the Company had federal research and development credits of $101.6 million and California research and development credits of $66.6 million. The federal credits will expire beginning 2036, while California credits have no expiration.
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
Note 13. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors that provide services to the Company. Services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located, and an aircraft charter. Expenses and related payments to these vendors totaled $0.7 million, $0.6 million and $0.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. The Company owed these vendors $0.0 million and $0.0 million as of December 31, 2025 and 2024, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $1.1 million, $0.7 million and $1.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. In addition, the Company recognized revenue from Toyota related to demonstration flights and related support services amounting to $6.3 million during the three month period ended December 31, 2025. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $7.2 million, $4.1 million and 3.8 million as of December 31, 2025, 2024 and 2023, respectively. The Company owed Toyota $0.1 million and $0.0 million as of December 31, 2025 and 2024, respectively.
In October 2024, the Company and Toyota signed a stock purchase agreement pursuant to which Toyota committed to invest up to an additional $500 million, subject to the satisfaction of certain closing conditions. In May 2025, the Company completed initial closing under this stock purchase agreement and issued 49,701,790 shares at the per share purchase price of $5.03, for an aggregate purchase price of 250,000,000 (“Initial Closing”). The Company recorded a noncash loss of $40.3 million in relation to the Initial Closing to account for the difference between the amount of aggregated purchase price and the fair value of shares issued as of the date of issuance. The fair value of the stock as of the date of issuance was determined based on the market price of the Company’s shares adjusted for a lack of marketability discount, as issued shares were not registered with the SEC. The loss was presented in the loss on common stock issuance in private placement line within other loss, net, in the consolidated statements of operations during the year ended December 31, 2025.
Note 14. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for 2025, 2024 and 2023, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(929,842)	$(608,034)	$(513,050)
Denominator:
Weighted-average shares outstanding	826,240,955	699,794,747	647,907,598
Net loss per share attributable to common stockholders, basic and diluted	$(1.13)	$(0.87)	$(0.79)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Common stock warrants	21,240,957	28,783,069	28,783,333
Unvested restricted stock awards	668,384	1,114,380	1,561,599
Unvested restricted stock units	43,582,131	40,388,740	31,076,699
Unvested early exercised common stock options	708,731	1,154,146	1,988,511
Options to purchase common stock	6,462,574	9,887,462	13,574,585
Total	72,662,777	81,327,797	76,984,727
Note 15. Segment Reporting
The Company has one operating and reportable segment, air transportation and related services (“Services”). The Services segment includes research and development and related activities to research, develop, test, and manufacture the Company’s eVTOL aircraft and supporting systems, which are managed and evaluated on a consolidated basis. The Services revenue primarily includes consideration received for (i) facilitation of passenger transportation via helicopter or fixed wing aircraft primarily in the Northeast United States and Southern Europe, (ii) performance of customer-directed flights and on-base operations for various DOD agencies, and (iii) other services related to the Company’s core operations. The accounting policies of the services segment are the same as those described in the summary of significant accounting policies.
As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss as reported in the consolidated statement of operations. The measure of segment assets is the total assets as reported in the consolidated balance sheet. The Company does not have intra-entity sales or transfers.

The following table presents the segment disclosures required under U.S. GAAP (in thousands):

	Services segment
	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenue:	$53,425	$136
Operating expenses:
People related costs, excluding stock based compensation expense	(371,130)	(316,485)
Loss from change in fair value of warrants, earnout shares, and contingent consideration	(211,850)	(53,973)
Stock-based compensation expense	(127,887)	(104,446)
Other segment items (1)	(272,400)	(133,266)
Net loss	$(929,842)	$(608,034)
(1) Other segment items comprise primarily of depreciation and amortization, materials used in research & development activities, government grants (presented as a reduction of research and development expenses), professional services, other overhead expenses, and interest and other income, net.
Geographic Information
Revenue by geography is based on the location where the underlying services are provided. Long-lived assets, net includes property and equipment, net and operating right-of-use assets.
Summary financial data attributable to various geographic regions for the periods indicated is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue
United States	$35,751	$136	$1,032
Japan	8,134	—	—
Europe	6,768	—	—
Other	2,772	—	—
	$53,425	$136	$1,032

	December 31,
	2025	2024
Long-lived assets
United States	$160,299	$135,597
Other	18,109	14,046
	$178,408	$149,643
Note 16. Subsequent Events
On January 12, 2026, Delta exercised the first tranche of the Delta Warrant (described in Note 8) to purchase 7,000,000 shares of common stock at $10 per share for $70.0 million in cash proceeds, following achievement of the applicable milestone.
On January 28, 2026, the Company entered into an underwriting agreement to issue and sell 52,863,437 shares of common stock at a public offering price of $11.35 per share and granted the underwriters a 30‑day option to purchase up to an additional 7,929,515 shares of common stock. The issuance of the 52,863,437 shares was completed on February 2, 2026, and the Company received net proceeds of approximately $576.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. On January 28, 2026, the Company also entered into a separate underwriting agreement relating to the offer and sale (including short sales) of up to 5,286,343 shares of the Company’s common stock in connection with market activities relating to the Company’s 0.75% convertible senior notes due 2032. These transactions involved existing shares of the Company’s common stock.
On February 2, 2026, the Company issued $690.0 million aggregate principal amount of 0.75% convertible senior notes due 2032 (the “2032 Notes”), including the full exercise of the initial purchasers’ option to purchase an additional $90.0 million principal amount. The Company received net proceeds of approximately $670.4 million, after deducting underwriting discounts and commissions and estimated offering expenses. The 2032 Notes are senior, unsecured obligations and bear interest at 0.75% per year, payable semiannually in arrears on February 15 and August 15 (beginning August 15, 2026), and mature on February 15, 2032, unless earlier repurchased, redeemed or converted. The 2032 Notes are convertible into cash, shares of common stock or a combination of cash and shares, at the Company’s election, subject to customary conversion conditions, including based on stock price and trading price triggers, upon certain corporate events, or during the final conversion period beginning November 17, 2031. The Company may redeem the notes for cash on or after February 20, 2029, subject to specified conditions. The initial conversion rate is 70.4846 shares per $1,000 principal amount (initial conversion price is approximately $14.19 per share), subject to customary anti-dilution adjustments and potential increases upon certain make-whole events. If a fundamental change occurs, holders may require the Company to repurchase the notes for cash at 100% of principal plus accrued interest. The indenture contains customary covenants and events of default. In connection with the issuance of the 2032 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions at an aggregate cost of approximately $63.3 million. The capped call transactions are expected to reduce potential dilution from conversion of the 2032 Notes and/or offset certain cash payments the Company would be required to make in excess of the principal amount upon conversion. The capped call transactions initially have a strike price of approximately $14.19 per share and an initial cap price of $22.70 per share (each subject to customary adjustments). The capped call transactions provide for net share settlement as the default settlement method, with cash settlement applicable only if elected under the terms of the confirmations.

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
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Annual Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Management, under the supervision of our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
As part of management’s evaluation of internal control over financial reporting, the internal control over financial reporting of Blade, acquired in August 2025, was included in our assessment as of December 31, 2025.
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which appears herein.
Changes in Internal Control over Financial Reporting
Other than changes implemented to integrate the acquisition of Blade into our internal control over financial reporting, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Plans
On October 9, 2025, Paul Sciarra, Chairman of the Company’s Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 1,500,000 shares of Company common stock held by Sciarra Asset Management, beginning February 7, 2026 and ending June 30, 2026.
On October 10, 2025, JoeBen Bevirt, the Company’s Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 103,599 shares of Company common stock held by Mr. Bevirt, up to 2,416,401 shares held by the Joby Trust and up to 440,000 held by the JoeBen Bevirt 2020 Descendants Trust, beginning February 8, 2026 and ending June 30, 2026. Mr. Bevirt is the trustee of the Joby Trust and the JoeBen Bevirt 2020 Descendants Trust and may be deemed to be the beneficial owner of such shares.
On December 30, 2025, Eric Allison, the Company’s Chief Product Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 183,578 shares of Company common stock beginning March 31, 2026 and ending March 26, 2027. This includes up to 51,578 shares to be issued upon the vesting of RSUs granted to Mr. Allison. The actual number of shares that may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs awarded to Mr. Allison and is not yet determinable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Insider Trading Policy
We have adopted an Insider Trading Policy that applies to our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards which are applicable to us. A copy of our Insider Trading Policy has been filed as an Exhibit to this Annual Report. Further, the company will not transact in any of its own securities unless in compliance with U.S. securities laws.
Other Information
The information required by this item, including information about our Executive Officers, Non-Employee Directors and Corporate Governance matters, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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
Exhibits
The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference, in each case as indicated below.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated as of February 23, 2021, by and among the Registrant, RTP Merger Sub Inc. and Joby Aero, Inc.	S-4	2.1	7/6/2021
2.2†	Equity Purchase Agreement, dated August 1, 2025, by and among Joby Aviation, Inc., Joby Aero, Inc., Blade Air Mobility, Inc., Trinity Medical Intermediate II, Inc., and Blade Urban Air Mobility, Inc.	8-K	2.1	8/4/2025
2.3#†	Purchase and Sale Agreement, dated January 7, 2026 by and between Joby Aero, Inc. and Capstone STS, LLC	8-K	10.1	1/7/2026
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Certificate of Amendment to Certificate of Incorporation of Joby Aviation, Inc.	8-K	3.1	6/12/2025
3.3	Amended and Restated Bylaws of Joby Aviation, Inc.	8-K	3.1	1/24/2025
4.1	Warrant Agreement, dated as of September 16, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	9/21/2020
4.1(a)	Form of Amendment to the Warrant agreement, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	S-4	4.5	7/6/2021
4.2	Specimen Warrant Certificate.	8-K	4.1	9/21/2020
4.3	Indenture, dated as of February 2, 2026, between Joby Aviation, Inc. and Wilmington Trust, National Association, as trustee.	8-K	4.1	2/2/2026
4.4	First Supplemental Indenture, dated as of February 2, 2026, between Joby Aviation, Inc. and Wilmington Trust, National Association, as trustee.	8-K	4.2	2/2/2026
4.5	Form of certificate representing the 0.75% Convertible Senior Notes due 2032 (included as Exhibit A to Exhibit 4.4).	8-K	4.3	2/2/2026
4.6	Description of the Registrant's Securities				X
10.1	Sponsor Agreement, dated as of February 23, 2021, by and among the Registrant, Reinvent Sponsor LLC and Joby Aero, Inc.	S-4	10.2	7/6/2021
10.2	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto.	S-4	10.3	7/6/2021
10.3†	Amended and Restated Registration Rights Agreement, by and among Joby Aviation, Inc. and the other parties thereto.	S-4	10.4	7/6/2021
10.4	Form of Majority Company Equityholders Lock-Up Agreement.	S-4	10.5	7/6/2021
10.5	Form of Indemnification Agreement.	S-1	10.11	8/17/2021
10.6+	Joby Aviation, Inc. 2021 Incentive Award Plan.	S-1	10.12	8/17/2021
10.7+	Form of Stock Option Agreement (included in Exhibit 10.8).	S-1	10.13	8/17/2021
10.8+	Form of Restricted Stock Unit Award Agreement.	S-8	99.3	12/17/2021
10.9+	Joby Aviation, Inc. 2021 Employee Stock Purchase Plan.	S-1	10.15	8/17/2021
10.10#	Collaboration Agreement, dated as of January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	S-4	10.23	7/6/2021
10.11#	Amendment No. 1 dated September 1, 2022, to the Collaboration Agreement, dated January 11, 2021, by and between Joby Aero, Inc. and Uber Technologies, Inc.	10-Q	10.2	11/4/2022

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
10.12#	Second Amended and Restated Collaboration Agreement, dated as of May 22, 2025, by and between Joby Aero, Inc. and Toyota Motor Corporation.	8-K	10.22	5/27/2025
10.13+	Non-employee Director Compensation Program				X
10.14+	Offer letter, dated December 21, 2020, by and between Joby Aero, Inc. and Eric Allison	10-K	10.17	3/28/2022
10.15#	Umbrella Agreement, dated October 7, 2022, among Delta Air Lines, Inc., Joby Aero, Inc., and Joby Aviation, Inc.	8-K	10.1	10/11/2022
10.16	Subscription Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.2	10/11/2022
10.17	Warrant Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.3	10/11/2022
10.18	Registration Rights Agreement, dated October 7, 2022, between Delta Air Lines, Inc. and Joby Aviation, Inc.	8-K	10.4	10/11/2022
10.19#	Parts Supply Agreement, between Joby Aero, Inc. and Toyota Motor Corporation., dated February 15, 2023.	10-Q	10.1	8/4/2023
10.20#+	H1’2025 Performance Award Program	10-Q	10.1	5/8/2025
10.21	H2 2025 Performance Award Program	10-Q	10.2	11/6/2025
10.22	Amended and Restated Stock Purchase Agreement, dated May 22, 2025, between Joby Aviation, Inc. and Toyota Motor Corporation	8-K	10.1	5/27/2025
10.23	Equity Distribution Agreement, dated as of December 10, 2024, by and among Joby Aviation, Inc., Morgan Stanley & Co. LLC and Allen & Company LLC	8-K	1.1	12/10/2024
10.24+	Offer letter, dated April 2, 2021, by and between Joby Aero, Inc. and Didier Papadopoulos	10-K	10.27	2/27/2025
10.25+	Letter Agreement, dated July 19, 2022, by and between Joby Aero, Inc. and Didier Papadopoulos	10-K	10.28	2/27/2025
10.26+	Offer letter, dated November 7, 2020, by and between Joby Aero, Inc. and Bonny Simi	10-K	10.29	2/27/2025
10.27+	Letter Agreement, dated July 6, 2022, by and between Joby Aero, Inc. and Bonny Simi	10-K	10.30	2/27/2025
10.28+	Offer letter, dated December 9, 2020, by and between Joby Aero, Inc. and Kate DeHoff	10-K	10.31	2/27/2025
10.29+	Offer Letter, dated April 30, 2025, between Joby Aero, Inc. and Rodrigo Brumana	8-K	10.1	5/7/2025
19.1	Joby Aviation, Inc. Insider Trading Compliance Policy	10-K	19.1	2/27/2025
21.1	Significant Subsidiaries of Joby Aviation, Inc.				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney (included on the signature page to the Report)				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1834, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Joby Aviation, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	2/27/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Cruz, State of California, on February 26, 2026.

Joby Aviation, Inc.
By:	/s/ Rodrigo Brumana
Name:	Rodrigo Brumana
Title:	Chief Financial Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints each of JoeBen Bevirt and Rodrigo Brumana, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all further amendments to this Annual Report and all further amendments, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated and on February 26, 2026.

Signature	Title

/s/ JoeBen Bevirt	Chief Executive Officer and Director
JoeBen Bevirt	(Principal Executive Officer)

/s/ Rodrigo Brumana	Chief Financial Officer
Rodrigo Brumana	(Principal Financial Officer and Principal Accounting Officer)

/s/ Aicha Evans	Director
Aicha Evans

/s/ Halimah DeLaine Prado	Director
Halimah DeLaine Prado

/s/ Michael Huerta	Director
Michael Huerta

/s/ Tetsuo Ogawa	Director
Tetsuo Ogawa

/s/ Dipender Saluja	Director
Dipender Saluja

/s/ Paul Sciarra	Director
Paul Sciarra

/s/ Michael Thompson	Director
Michael Thompson

/s/ Laura Wright	Director
Laura Wright