Form 10-Q
period 2026-03-31
Joby Aviation, Inc.
filed 2026-05-06
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The registrant had 983,642,852 shares of common stock outstanding as of May 4, 2026.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$874,524	$240,810
Short-term investments	1,591,665	1,167,106
Total cash, cash equivalents and short-term investments	2,466,189	1,407,916
Restricted cash	166	220
Accounts and other receivables	11,498	7,139
Prepaid expenses and other current assets	33,736	30,479
Total current assets	2,511,589	1,445,754
Property and equipment, net	211,087	146,571
Operating lease right-of-use assets	31,826	31,837
Restricted cash	693	693
Intangible assets	20,360	18,859
Goodwill	89,383	89,422
Other non-current assets	62,716	61,933
Total assets	$2,927,654	$1,795,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,889	$3,604
Operating lease liabilities, current portion	9,034	8,404
Accrued expenses and other current liabilities	96,956	48,018
Total current liabilities	113,879	60,026
Operating lease liabilities, net of current portion	25,463	26,167
Long-term debt	701,056	—
Warrant liability	29,461	104,878
Earnout shares liability	86,942	156,692
Other non-current liabilities	13,142	37,593
Total liabilities	969,943	385,356
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 2,800,000,000 shares authorized; 980,638,400 and 915,076,698 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	98	91
Additional paid-in capital	4,856,330	4,193,684
Accumulated deficit	(2,895,529)	(2,785,579)
Accumulated other comprehensive income (loss)	(3,188)	1,517
Total stockholders’ equity	1,957,711	1,409,713
Total liabilities and stockholders’ equity	$2,927,654	$1,795,069
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$24,246	$—
Operating expenses:
Cost of Revenue	18,803	—
Research and development	177,470	134,287
Selling, general and administrative	61,553	28,997
Total operating expenses	257,826	163,284
Loss from operations	(233,580)	(163,284)
Interest and other income, net	17,784	9,898
Gain from change in fair value of warrants, earnout shares and contingent consideration, net	106,014	71,020
Total other income, net	123,798	80,918
Loss before income taxes	(109,782)	(82,366)
Income tax expense	168	40
Net loss	$(109,950)	$(82,406)
Net loss per share, basic and diluted	$(0.12)	$(0.11)
Weighted-average common shares outstanding, basic and diluted	943,503,442	766,908,858
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(109,950)	$(82,406)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale securities	(4,593)	(146)
Foreign currency translation gain (loss)	(112)	57
Total other comprehensive loss	(4,705)	(89)
Comprehensive loss	$(114,655)	$(82,495)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	915,076,698	$91	$4,193,684	$(2,785,579)	$1,517	$1,409,713
Net loss	—	—	—	(109,950)	—	(109,950)
Stock-based compensation	—	—	41,161	—	—	41,161
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	691,952	—	512	—	—	512
Issuance of common stock upon release of restricted stock units	5,003,139	—	—	—	—	—
Issuance of common stock in Public Offering, net of issuance cost of $23,664	52,863,437	6	576,330	—	—	576,336
Issuance of common stock upon exercise of Delta warrant	7,000,000	1	69,999	—	—	70,000
Reclassification of Delta warrant liability upon exercise	—	—	37,870	—	—	37,870
Issuance of common stock upon exercise of public warrants	3,174	—	47	—	—	47
Payment for capped call transactions	—	—	(63,273)	—	—	(63,273)
Other comprehensive loss	—	—	—	—	(4,705)	(4,705)
Balance at March 31, 2026	980,638,400	$98	$4,856,330	$(2,895,529)	$(3,188)	$1,957,711

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

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(109,950)	$(82,406)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	10,988	9,132
Stock-based compensation expense	44,045	27,019
Gain from change in the fair value of warrants, earnout shares and contingent consideration, net	(106,014)	(71,020)
Non-cash interest expense, and amortization of debt discount and issuance costs	685	—
Net accretion and amortization of investments in marketable debt securities	(1,546)	(3,698)
Changes in operating assets and liabilities
Accounts and other receivables and prepaid expenses and other current assets	(3,990)	7,263
Other non-current assets	(1,090)	(1,073)
Accounts payable and accrued expenses and other current liabilities	50,217	1,463
Non-current liabilities	(27,784)	2,350
Net cash used in operating activities	(144,439)	(110,970)
Cash flows from investing activities
Purchases of marketable securities	(555,796)	(126,857)
Proceeds from sales and maturities of marketable securities	128,190	173,399
Purchases of property and equipment	(77,920)	(14,952)
Acquisitions, net of cash	39	—
Net cash provided by (used in) investing activities	(505,487)	31,590
Cash flows from financing activities
Underwritten public offering gross proceeds	600,000	—
Underwritten public offering commission and offering expenses	(23,664)	—
Gross proceeds from issuance of convertible notes	690,000	—
Convertible notes underwriting discounts and commissions and issuance costs	(20,211)	—
Proceeds from mortgage loan	30,750	—
Proceeds from the exercise of stock options and warrants issuance	70,541	543
Payment for capped call transactions	(63,273)	—
At-the-market public offering gross proceeds	—	2,074
At-the-market public offering commission and offering expenses	—	(81)
Repayments of obligations under finance lease and tenant improvement loan	(557)	(493)
Net cash provided by financing activities	1,283,586	2,043
Net change in cash, cash equivalents and restricted cash	633,660	(77,337)
Cash, cash equivalents and restricted cash, at the beginning of the period	241,723	200,389
Cash, cash equivalents and restricted cash, at the end of the period	$875,383	$123,052
Reconciliation of cash, cash equivalents and restricted cash in balance sheets
Cash and cash equivalents	$874,524	$122,290
Restricted cash	859	762
Cash, cash equivalents and restricted cash in balance sheets	$875,383	$123,052
Non-cash investing and financing activities
Unpaid property and equipment purchases	$2,432	$4,678
Property and equipment purchased through financing leases	$2,972	$2,918
Right of use assets acquired through operating leases	$2,209	$1,560
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
There have been no changes to the Company’s significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2025, that have had a material impact on the Condensed Consolidated Financial Statements and related notes.
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Condensed Consolidated Financial Statements and footnotes. Accordingly, the accompanying interim Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
The results of operations presented in this quarterly report on Form 10-Q are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. In the opinion of management, these unaudited Condensed Consolidated Financial Statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein.
Concentrations
Major Customers
No single customer accounted for 10% or more of the Company’s revenue for the three months ended March 31, 2026.

No single customer accounted for 10% of the Company’s accounts and other receivables as of March 31, 2026 and one customer accounted for 12% of the Company’s accounts and other receivables as of December 31, 2025.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this ASU provide that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this ASU in the first quarter of 2026. The adoption did not have any impact on the Company’s consolidated financial statements.
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
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 7) are classified as Level 1 because they are directly observable in the market. The Company classifies Delta Warrant, Earnout Shares Liability (as defined in Note 7) (and EBITDA Earnout liability (as defined in Note 4) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant, Earnout Shares Liability and EBITDA Earnout liability are measured at fair value on a recurring basis. Changes in fair value are recorded in total other income, net in the condensed consolidated statements of operations.
The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$850,608	$—	$—	$850,608
Cash equivalents	$850,608	$—	$—	$850,608
Term deposits	$—	$31,254	$—	$31,254
Asset backed securities	—	93,888	—	93,888
Government debt securities	—	1,152,967	—	1,152,967
Corporate debt securities	—	313,556	—	313,556
Available-for-sale investments	—	1,591,665	—	1,591,665
Total fair value of assets	$850,608	$1,591,665	$—	$2,442,273

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$11,248	$—	$—	$11,248
Common stock warrant liabilities (Delta)	—	—	18,213	18,213
Warrant liability	11,248	—	18,213	29,461
Earnout Shares liability	—	—	86,942	86,942
EBITDA Earnout liability	—	—	14,696	14,696
Total fair value of liabilities	$11,248	$—	$119,851	$131,099

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$218,080	$—	$—	$218,080
Cash equivalents	$218,080	$—	$—	$218,080
Term deposits	$—	$30,937	$—	$30,937
Asset backed securities	—	94,183	—	94,183
Government debt securities	—	641,172	—	641,172
Corporate debt securities	—	400,814	—	400,814
Available-for-sale investments	—	1,167,106	—	1,167,106
Total fair value of assets	$218,080	$1,167,106	$—	$1,385,186

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$56,392	$—	$—	$56,392
Common stock warrant liabilities (Delta)	—	—	48,486	48,486
Warrant liability	56,392	—	48,486	104,878
Earnout Shares liability	—	—	156,692	156,692
EBITDA Earnout liability	—	$—	13,424	13,424
Total fair value of liabilities	$56,392	$—	$218,602	$274,994
The following is a summary of the Company’s available-for-sale securities (in thousands):

	March 31, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$31,254	$—	$—	$—	$31,254
Asset backed securities	93,840	55	(7)	—	93,888
Government debt securities	1,155,927	96	(3,056)	—	1,152,967
Corporate debt securities	313,559	111	(114)	—	313,556
Total	$1,594,580	$262	$(3,177)	$—	$1,591,665

	December 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,937	$—	$—	$—	$30,937
Asset backed securities	93,990	193	—	—	94,183
Government debt securities	640,270	902	—	—	641,172
Corporate debt securities	400,231	592	(9)	—	400,814
Total	$1,165,428	$1,687	$(9)	$—	$1,167,106
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security incurred continuous significant unrealized losses for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended March 31, 2026 and 2025.

The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares liability	Common stock warrant liability (Delta)	EBITDA Earnout liability
Fair value as of January 1, 2026	$156,692	$48,486	$13,424
Issuance (Settlement) of liability	—	(37,870)	—
Change in fair value	(69,750)	7,597	1,272
Fair value as of March 31, 2026	$86,942	$18,213	$14,696

Note 4. Acquisitions
Business Combination
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
The Company acquired all assets and assumed liabilities of Blade for total purchase consideration of $92.4 million, consisting of (i) 5,325,585 shares of the Company’s common stock with an aggregate fair value of $74.5 million, calculated net of $1.5 million attributed to the Company’s post-combination compensation expense, (ii) payments contingent upon the achievement of future Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets with a fair value of $7.6 million (“EBITDA Earnout”), (iii) indemnity holdback amount of $10.0 million (“Indemnity Holdback”), and (iv) pre-combination-attributed fair value of substitution RSUs of $0.3 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed in a business combination be recognized at their estimated acquisition-date fair values.
In connection with the acquisition, the Company agreed to make payments up to $17.5 million to the Seller, in cash or common stock at the Company’s election, subject to certain adjustments, payable 18 months following the acquisition date if certain key employees of Blade remain employed by the Company (“Retention Earnout”). The Company also issued substitution RSUs with an estimated post-combination-attributed fair value of $2.5 million to certain officers and employees of Blade. The substitution RSUs vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date. The Retention Earnout and the substitution RSUs are accounted for as post-combination compensation expense within selling, general and administrative in the Company’s consolidated statements of operations. At March 31, 2026 and December 31, 2025, the Retention Earnout liability amounted to $6.9 million and $4.0 million, respectively (Note 5).
The Company also entered into a transition services agreement (“TSA”) and Commercial Agreement (“CA”) with the Seller in connection with the acquisition. Under the TSA, the Company and the Seller will provide to each other certain transitional services, including technology support, safety and legal support, business unit and flight operations support, certain administrative services, and access to shared contracts and insurance arrangements. Costs incurred in connection with the TSA will be recognized as expense in the period incurred in the Company’s consolidated statements of operations. Under the CA, the Seller must generally offer the Company the right to provide certain medical transport services before engaging competing providers for a period of eight years from the closing date
The EBITDA Earnout provides for payments of up to $17.5 million contingent upon the achievement of certain EBITDA targets over the first fiscal year following the acquisition date. The fair value of the EBITDA Earnout was calculated by a risk-neutral Monte Carlo simulation, using Geometric Brownian Motion (GBM), which included significant unobservable Level 3 inputs, such as projected adjusted EBITDA and a discount rate of 7.2%. At March 31, 2026 and December 31, 2025, the EBITDA Earnout liability amounted to $14.7 million and $13.4 million, respectively (Note 5).
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

The fair values of the acquired assets are still provisional and subject to change within the measurement period. The final determination of the fair values of the acquired assets is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The primary areas that are preliminary relate to net working capital adjustments, the fair values of goodwill, intangible assets, certain tangible assets and liabilities, and income taxes. During the three month period ended December 31, 2025, the Company recorded measurement-period adjustments of $1.3 million, net, consisting of a $1.6 million net working capital adjustment that reduced purchase consideration and $0.3 million, net, of other measurement-period adjustments that affected the provisional amounts assigned to net assets acquired and goodwill and did not change purchase consideration. No measurement-period adjustments were recorded during the three month period ended March 31, 2026. Any additional changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.
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
In connection with the acquisition, the Company recognized $6.0 million of transaction costs during the year ended December 31, 2025, which were related to financial advisory, legal, accounting and other professional fees and were included within selling, general and administrative in the Company’s consolidated statements of operations.
Asset acquisition
On March 6, 2026, the Company acquired 100% of the equity interests in a special purpose entity that holds an industrial property located in Ohio for a total consideration of $62.3 million. The acquisition was accounted for as an asset acquisition in accordance with ASC 805-50, which requires the cost of the acquisition, including transaction costs, to be allocated to the assets acquired on a relative fair value basis. The acquired assets consist primarily of land ($3.1 million), building ($55.7 million) and identifiable intangible assets related to the existing third-party lease ($3.5 million), including in-place lease value and leasing-related intangibles. The property is subject to a long-term third-party lease that generates rental income for the Company. The allocation of the purchase price is based on a third-party valuation and reflects management’s estimates of fair value.
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$140,436	$126,874
Buildings	74,369	23,801
Molds and tooling	33,974	33,077
Leasehold improvements	28,197	22,831
Computer software	20,156	20,017
Land	9,347	6,270
Vehicles and aircraft	3,608	3,509
Furniture and fixtures	2,502	2,364
Construction in-progress	36,611	36,977
Gross property and equipment	349,200	275,720
Accumulated depreciation and amortization	(138,113)	(129,149)
Property and equipment, net	$211,087	$146,571

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2026 and 2025 was $8.9 million and $7.9 million, respectively. Vehicles and aircraft include utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Developed technology	$13,100	$13,100
Exclusive rights to air transportation services	8,800	8,800
Lease in-place	3,509	—
Other intangibles	2,500	2,500
Gross intangible assets	27,909	24,400
Accumulated amortization	(7,549)	(5,541)
Intangible assets, net	$20,360	$18,859
Amortization expense related to intangible assets for the three months ended March 31, 2026 and 2025 was $2.1 million and $1.2 million, respectively. As of March 31, 2026, the weighted-average amortization period of intangible assets was 5.3 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of March 31, 2026 (in thousands):

Fiscal Year	Amount
2026 (remainder)	$6,111
2027	5,343
2028	1,582
2029	1,582
2030 and thereafter	5,742
$20,360
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid software	$10,305	$9,263
Prepaid equipment	6,904	2,278
Prepaid taxes	4,359	3,175
Prepaid operators	3,893	4,218
Prepaid insurance	2,009	6,151
Other	6,266	5,394
Total	$33,736	$30,479

Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Contractual agreement asset	$59,611	$59,611
Long-term prepaid insurance	373	431
Other non-current assets	2,732	1,891
Total	$62,716	$61,933
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Vendor related accruals	$33,225	$26,589
EBITDA Earnout liability (Note 4)	14,696	—
Indemnity Holdback liability (Note 4)	10,000	—
Payroll accruals	8,003	5,227
Contract liabilities under contracts with customers	6,912	7,003
Retention Earnout liability (Note 4)	6,891	—
ESPP accrual	6,552	2,062
Short-term finance lease liability	3,338	2,254
Other accruals and current liabilities	7,339	4,883
Total	$96,956	$48,018
Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Finance lease liabilities	$8,835	$7,447
EBITDA Earnout liability (Note 4)	—	13,424
Indemnity Holdback liability (Note 4)	—	10,000
Retention Earnout liability (Note 4)	—	4,006
Other non-current liabilities	4,307	2,716
Total	$13,142	$37,593
Note 6. Long-term debt
The Company’s long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
Convertible Notes	$670,306	$—
Mortgage Loan	30,750	—
Total	$701,056	$—
Convertible Notes
On February 2, 2026, the Company issued $690.0 million aggregate principal amount of 0.75% convertible senior notes due 2032 (the “2032 Notes”), including the full exercise of the initial purchasers’ option to purchase an additional $90 million principal amount. The Company received net proceeds of $669.8 million from the issuance of the 2032 Notes, after deducting underwriting discounts and commissions and issuance costs. These debt issuance costs are presented as a direct deduction from the carrying amount of the 2032 Notes and are amortized to interest expense using the effective interest method. The unamortized debt issuance costs as of March 31, 2026 amounted to $19.7 million.
The 2032 Notes are senior, unsecured obligations and bear interest at 0.75% per year, payable semiannually in arrears on February 15 and August 15 (beginning August 15, 2026). The 2032 Notes mature on February 15, 2032, unless earlier repurchased, redeemed or converted. Holders may convert their 2032 Notes at their option under the following conditions: (i) during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2026 and only during such fiscal quarter, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five business-day period after any ten consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each trading day of such five consecutive trading-day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company issues a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called (or deemed called) for redemption, or (iv) only upon the occurrence of certain events prior to November 17, 2031, and at any time thereafter preceding maturity. Upon conversion, the Company may settle the conversion obligation in cash, shares of common stock, or a combination of cash and shares, at the Company’s election. The Company may not redeem the 2032 Notes prior to February 20, 2029. The Company may redeem all or any portion of the 2032 Notes on or after February 20, 2029, subject to the conditions and limitations described in the indenture. No sinking fund is provided for the 2032 Notes. The initial conversion rate is 70.4846 shares of common stock per $1,000 principal amount of 2032 Notes (equivalent to an initial conversion price of $14.19 per share). The conversion rate is subject to customary anti-dilution adjustments and may be increased in certain circumstances upon a make-whole fundamental change or following a notice of redemption. The 2032 Notes include customary covenants and certain events of default after which they may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after which they become automatically due and payable.
As of March 31, 2026, none of the conditions permitting early conversion had been met. Accordingly, the 2032 Notes were classified as long-term as of March 31, 2026. The fair value of the 2032 Notes was $588.6 million as of March 31, 2026. The estimated fair value of the 2032 Notes was based on observable quoted prices in markets that are not active and are categorized within Level 2 of the fair value hierarchy under ASC 820 Fair Value Measurement. For the three months period ended March 31, 2026, the effective interest rate on the 2032 Notes was 1.3% per annum, and interest expense recognized totaled $1.3 million, consisting of $0.8 million of contractual interest and $0.5 million of amortization of debt issuance costs.
Mortgage Loan
On March 6, 2026, the Company entered into a mortgage loan in connection with the acquisition of an industrial property (Note 4) which is held through a special purpose entity. The loan has a principal balance of $30.75 million and is secured by a first priority mortgage on the underlying real property, together with an assignment of leases and rents and a pledge of the equity interests in the special purpose entity. The carrying value of the assets pledged as collateral primarily consists of land, building and related lease intangible assets associated with the property. The loan bears interest at a fixed rate of 6.784% per annum and requires interest-only monthly payments, with the outstanding principal balance due at maturity in March 2036. As of March 31, 2026, the carrying value of the real estate assets pledged as collateral, including land and building was $62.1 million.

The loan agreement includes customary covenants, including debt yield requirements, cash management provisions, and restrictions on additional indebtedness, transfers of the property or ownership interests, and certain leasing and operating activities. The loan also includes customary prepayment provisions, including yield maintenance requirements, which may result in prepayment premiums if the loan is repaid before maturity.
As of March 31, 2026, the Company was in compliance with all applicable covenants under the 2032 Notes and the Mortgage Loan agreements.
Note 7. Stock Warrants, Earnout Shares and Contingent Consideration
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
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. On August 11, 2025, the Private Placement Warrants were fully exercised on cashless basis and 4,128,197 shares of common stock were issued upon this cashless exercise of 11,533,333 private placement warrants. The Private Warrant liability was remeasured to fair value during the three months ended March 31, 2025, resulting in a gain of $9.1 million, which is included within the gain from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three months ended March 31, 2026 and 2025, the public warrant liability was remeasured to fair value based upon the market price as of March 31, 2026 and 2025, resulting in a gain of $45.1 million and $13.6 million, respectively, which is included within the gain from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations. During the three months ended March 31, 2026, 3,174 Public Warrants were exercised.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (“Earnout Period”), any Earnout Shares which have not yet vested are forfeited. On July 17, 2025, the first Triggering Event occurred when the volume-weighted average price of the Company’s common stock quoted on the NYSE exceeded $12.00 for 20 trading days within a period of 30 consecutive trading days resulting in vesting of 3,426,000 Earnout Shares. No Earnout Shares vested during the three month period ended March 31, 2026.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three months ended March 31, 2026 and 2025, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $69.7 million and $36.8 million, respectively, included within the gain from change in fair value of warrants, earnout shares and contingent consideration in the condensed consolidated statement of operations.

Assumptions used in the valuation are as follows:

	March 31, 2026	December 31, 2025
Expected volatility	76.50%	76.10%
Risk-free interest rate	3.95%	3.79%
Dividend rate	0.00%	0.00%
Expected term (in years)	5.36	5.61
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. The Delta Warrant’s liability was remeasured to fair value during the three months period ended March 31, 2026 and 2025, resulting in a gain of $7.6 million and a gain of $11.4 million, respectively, which is included within the gain from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations
Assumptions used in the valuation of Delta Warrants are as follows:

	March 31, 2026	December 31, 2025
Expected volatility	76.50%	76.10%
Risk-free interest rate	4.06%	3.92%
Dividend rate	0.00%	0.00%
Expected term (in years)	6.5	6.8
EBITDA Earnout Liability
In connection with the Company’s acquisition of Blade (Note 4), the Company recorded contingent consideration related to EBITDA Earnout. The EBITDA Earnout Liability at the closing of the acquisition on August 29, 2025 was $7.6 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three month period ended March 31, 2026, the Company recognized a loss related to the change in the fair value of the EBITDA Earnout Liability of $1.3 million which is included within loss from change in fair value of warrants, earnout shares and contingent consideration in the consolidated statements of operations.
Assumptions used in the valuation are as follows:

	March 31, 2026	December 31, 2025
Expected volatility	34.40%	35.70%
Risk-free interest rate	3.68%	3.41%
Dividend rate	0.00%	0.00%
Expected term (in years)	0.41	0.66

Note 8. Commitments and Contingencies
Contingencies

As of March 31, 2026, the Company had $11.8 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.

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

As of March 31, 2026 the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within its capacity purchase agreements as included in the operating right-of-use asset and lease liability.

These future unfulfilled obligations were as follows:

For the Year Ending December 31,	Total Unfulfilled Obligation
Remainder of 2026	4,776
2027	3,569
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of March 31, 2026, and December 31, 2025, the Company was not involved in any material legal proceedings except as noted below:
Archer Litigation
On November 18, 2025, we filed a complaint in the Superior Court of the State of California for the County of Santa Cruz against Archer Aviation, Inc. (“Archer”) and George Kivork alleging, among other things, breach of contract, misappropriation of trade secrets, and interference with contract and prospective economic advantage related to the improper acquisition, retention, and use of our confidential and proprietary business information and trade secrets. The complaint requests damages, disgorgement and restitution, injunctive relief, and attorneys’ fees, costs and expenses. This lawsuit was removed to the United States District Court, Northern District of California, where it remains pending. On January 23, 2026, Archer and Mr. Kivork filed motions to dismiss the complaint, and we filed our opposition to the motion to dismiss on February 13, 2026. On March 9, 2026, Archer filed counterclaims against us alleging false advertising and unfair competition. We filed a motion to dismiss Archer’s counterclaims on April 6, 2026, and Archer filed an opposition on April 20, 2026. We intend to aggressively pursue our claims against Archer and vigorously defend against Archer’s counterclaims.
On March 10, 2026, Archer filed a Section 337 complaint with the U.S. International Trade Commission (ITC) seeking an Exclusion Order to block Joby from importing electric aircraft, power systems, and related components into the United States that allegedly infringe 5 Archer patents. We intend to aggressively defend against Archer’s claims.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company did not record any liabilities in connection with these possible obligations as of March 31, 2026 and December 31, 2025.

Note 9. Stockholders' Equity
Common Stock Offering
On January 28, 2026, the Company entered into an underwriting agreement to issue and sell 52,863,437 shares of common stock at a public offering price of $11.35 per share. The issuance of the 52,863,437 shares was completed on February 2, 2026, and the Company received net proceeds of $576.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. The underwriters were granted a 30-day option to purchase up to an additional 7,929,515 shares of common stock, which expired unexercised.
On January 28, 2026, the Company also entered into a separate underwriting agreement relating to the offer and sale of 5,286,343 shares of the Company’s common stock borrowed from third parties in connection with the 2032 Notes to facilitate hedging transactions by some of the investors in the 2032 Notes (the “Delta Offering”). The Delta Offering was completed on February 2, 2026.
Capped Call Transactions
In connection with the issuance of the 2032 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions for an aggregate cost of $63.3 million. The Capped Calls initially cover, subject to anti-dilution adjustments, approximately 48.6 million shares of common stock underlying the 2032 Notes. The Capped Calls are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2032 Notes or offset cash payments the Company may be required to make more than the principal amount of the 2032 Notes. The Capped Calls have an initial strike price of $14.19 per share and a cap price of $22.70 per share, each subject to adjustment. The Capped Calls may be settled in cash, shares, or a combination of cash and shares, at the Company’s option. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period, and are recorded as a reduction to additional paid-in capital within stockholders’ equity.
Note 10. Revenue
Disaggregated Revenue
Disaggregated revenue was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Passenger	$21,754	$—
Other	2,492	—
Total Revenue	$24,246	$—
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
Other revenue primarily includes revenue from government flight services, engineering services and rental income from third-party leasing arrangements. Government flight services revenue primarily includes consideration for the Company’s performance of customer-directed flights and on-base operations for various U.S. Department of Defense (DOD) agencies. The other revenue is recognized (i) over time, as the performance obligations are satisfied, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, typically measured based on flight hours, service hours, milestones, or other relevant metrics; or (ii) at a point in time, upon termination of a contract, if applicable, when the Company has fulfilled its obligations and no further performance is required.
Contract Liabilities
Contract liabilities are defined as entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of March 31, 2026 and December 31, 2025, the Company’s contract liability balance is $6.9 million and $7.0 million respectively, classified within accrued and other current liabilities in the condensed consolidated balance sheets. These balances consist of payments from Blade customers and payments for government flight services received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. Customers have one year to use the credit as payment for a future flight with the Company. Revenue recognized out of the beginning balance of contract liability was $3.2 million and $0.0 million for the three months period ended March 31, 2026 and March 31, 2025, respectively.
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
The fair value of the RSU’s granted under the 2016 Plan was determined by the Company’s Board of Directors on the date of grant. Generally, RSUs granted under the 2016 Plan have a six-year vesting period.
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

Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2026 is as follows (in thousands, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2025	43,604,550	$8.14	$575,580
Granted	10,259,572	$9.55
Vested	(5,003,139)	$7.26
Forfeited	(1,319,506)	$12.82
Balances—March 31, 2026	47,541,477	$8.41	$392,693
The total fair value of RSUs vested for the three months ended March 31, 2026 and 2025 was $36.3 million and $24.5 million, respectively.
On February 27, 2023, the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”) approved a performance-based bonus program under which RSUs were awarded in connection with the achievement of specified goals in 2023 (“2023 Bonus Plan”). The RSU awards were granted when the achievement of each goal was approved by the Compensation Committee in 2023 and vested in equal installments from January through April 2024, subject to continued service. The target bonus was 30% of the employee’s base salary with stretch bonus goals that are one-third higher unless otherwise established by the Compensation Committee. In accordance with ASC 718 Compensation - Stock Compensation, awards under the 2023 Bonus Plan were initially treated as a liability and reclassified to equity upon milestone achievement; if a milestone was not met, the liability was reversed.
On February 12, 2024, the Compensation Committee approved a performance-based program under which RSUs were awarded. Each RSU represented the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified objectives tied to five goals during 2024 (“2024 Bonus Plan”). Each goal included criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and vesting percentage was determined by summing the actual achievement percentages as of December 31, 2024. Under the 2024 Bonus Plan, the maximum possible vesting percentage was 125%. Achievement at exactly the minimum or target levels would result in 45% or 100% vesting, respectively. The RSUs awarded under the 2024 Bonus Plan vested in equal installments on each of January 14, 2025, February 10, 2025, March 4, 2025 and April 7, 2025. In accordance with ASC 718 Compensation - Stock Compensation, the Company determined that the 2024 Bonus Plan awards were equity awards with a performance condition, and classified them as equity.
On February 4, 2025, the Compensation Committee approved a performance-based program under which RSUs were awarded. Each RSU represented the right to receive, upon vesting, up to 1.25 shares of the Company’s common stock, based on the achievement of certain specified elements tied to five goals during the first half of calendar year 2025 (“H1 2025 Bonus Plan”). Each goal included criteria for achievement of a minimum, target or maximum achievement level, expressed as a percentage, and the amount of the awards that vested was calculated by summing the actual achievement percentages as of June 30, 2025. The maximum possible amount that could vest was 125%. If exactly the minimum or target levels are achieved, 50% and 100% of the awards, respectively, would vest. The RSUs awarded under the H1 2025 Bonus Plan vested in equal installments on each of January 12, 2026, February 9, 2026 and March 9, 2026, subject in each case to the participant’s continued status as a service provider through the respective vesting dates. In accordance with ASC 718 Compensation - Stock Compensation, the Company determined that the H1 2025 Bonus Plan awards were equity awards with a performance condition, and classified them as an equity.
On July 28, 2025, the Compensation Committee approved a performance-based program under which RSUs were awarded. Each RSU represented the right to receive, upon vesting, up to 2 shares of the Company’s common stock, based on the achievement of certain specified elements tied to six goals during the period from July 1, 2025 to February 18, 2026 (“H2 2025 Bonus Plan”). Each goal included criteria for achievement of a target or maximum achievement level, expressed as a percentage, and the amount of the awards that could vest was calculated by summing the actual achievement percentages as of February 18, 2026. The maximum possible amount that could vest was 200%. If exactly the target levels are achieved, 100% of the awards would vest. For five of the six goals, the achievement percentage was equal to the target achievement percentage of 100% if the goal was achieved on the target date of December 31, 2025 (“Target Date”). If the goal was achieved earlier or later than the Target Date, the achievement percentage was increased or decreased on a pro rata basis for each day, up to 200% if the goal was achieved on or before November 11, 2025, or 0% if the goal was achieved on or after February 19, 2026, respectively. For the sixth goal, achievement was determined by the number of elements achieved on or before December 31, 2025. The RSUs awarded under the H2 2025 Bonus Plan vest in equal installments on each of March 9, 2026 and April 7, 2026, subject in each case to the participant’s continued status as a service provider through the respective vesting date. In accordance with ASC 718 Compensation - Stock Compensation, the Company determined that the H2 2025 Bonus Plan awards were equity awards with a performance condition, and classified them as equity.
On March 6, 2026, the Compensation Committee approved a performance-based stock compensation program (the “2026 PSU Program”) under which RSUs were granted to eligible employees. The RSUs vest based on (i) the Company’s cumulative achievement of organizational performance objectives during the 2026 calendar year (the “Performance Period”) and (ii) continued service through the vesting date of March 22, 2027. The number of shares ultimately issued is determined based on an earned percentage ranging from 0% to 200%, as determined by the Compensation Committee following the Performance Period. In accordance with ASC 718, Compensation—Stock Compensation, the Company has classified the awards as equity awards with a performance condition, and classified them as equity.
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
On March 18, 2026, the Compensation Committee approved long-term incentive performance-based RSU awards (“2026 LTI Awards”) to certain employees of the Company. The 2026 LTI Awards vest provided that (i) certain performance conditions are met on or prior to the dates stated in the 2026 LTI Awards agreements and (ii) the employee continues to be a service provider through the achievement of such performance conditions. The Company considers the probability of achieving each of the performance goals at the end of each reporting period and recognizes expense over the requisite service period when achievement of the goal is determined to be probable, and adjusts the expense if the probability of achieving the goal later changes.
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
Due to the changes in the Company’s stock price, an ESPP Reset occurred on May 15, 2024, resulting in incremental stock-based compensation expense to be recognized over the offering period ended on May 15, 2025.
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
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$30,972	$22,134
Selling, general and administrative expenses	13,073	4,885
Total stock-based compensation expense	$44,045	$27,019
Shares Subject to Repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of March 31, 2026 and December 31, 2025, 621,005 and 708,731 shares, respectively, were subject to repurchase at a weighted average price of $0.04 per share and $0.04 per share, respectively, and $0.0 million and $0.0 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 shares of Legacy Joby preferred stock which were subject to time-based vesting conditions were converted to shares of restricted common stock. As of March 31, 2026 and December 31, 2025, the number of such shares that were subject to repurchase was 555,968 and 668,384, respectively.
Note 12. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors that provide services to the Company. Services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located, and an aircraft charter. Expenses and related payments to these vendors totaled $0.2 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively. The Company owed these vendors $0.0 million and $0.0 million as of March 31, 2026 and December 31, 2025, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.6 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $7.2 million and $7.2 million as of March 31, 2026 and December 31, 2025, respectively. The Company owed Toyota $0.2 million and $0.1 million as of March 31, 2026 and December 31, 2025.
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

Note 13. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three months ended March 31, 2026 and 2025, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(109,950)	$(82,406)
Denominator:
Weighted-average shares outstanding	943,503,442	766,908,858
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.11)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Common stock warrants	14,237,783	28,783,069
Unvested restricted stock awards	555,968	1,001,965
Unvested restricted stock units	47,541,477	35,457,317
Options to purchase common stock	5,740,753	9,030,139
Unvested early exercised common stock options	621,005	995,539
If-converted common stock from 2032 Notes (1)	48,634,374	—
Total	117,331,360	75,268,029

(1) On February 2, 2026, the Company issued $690.0 million in aggregate principal amount of the 2032 Notes (Note 6). The Company applies the if-converted method in computing the effect of the 2032 Notes on diluted net loss per share attributable to common shareholders. The 2032 Notes were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. In connection with the issuance of the 2032 Notes, the Company entered into the Capped Call Transactions (Note 9), which were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive.

Note 14. Segment Reporting
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
As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss as reported in the consolidated statement of operations. The measure of segment assets is the total assets as reported in the condensed consolidated balance sheet. The Company does not have intra-entity sales or transfers.

	Services Segment
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue	$24,246	$—
Operating expenses:
People related costs, excluding stock-based compensation expense	(113,810)	(87,704)
Gain from change in fair value of warrants, earnout shares, and contingent consideration	106,014	71,019
Stock-based compensation expense	(44,045)	(27,019)
Other segment items (1)	(82,355)	(38,702)
Net loss	$(109,950)	$(82,406)
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
Summary financial data attributable to various geographic regions for the periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
United States	$14,550	$—
Europe	7,653	—
Other	2,043	—
	$24,246	$—

	March 31, 2026	December 31, 2025
Long-lived assets
United States	$223,229	$160,299
Other	19,684	18,109
	$242,913	$178,408
Note 15. Subsequent Events
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
Overview
We have spent more than a decade designing and testing a piloted all-electric, vertical take-off and landing (“eVTOL”) air taxi that we intend to operate as part of a fast, quiet and convenient service in cities around the world. The aircraft is quiet when taking off, near silent when flying overhead and is being designed to transport a pilot and up to four passengers - or a targeted payload of up to 1,000 pounds - at speeds of up to 200 mph. The aircraft is optimized for urban routes, with a target range of up to 100 miles on a single charge. According to our modeling, more than 99% of urban routes in cities such as New York City and Los Angeles are significantly shorter than this, enabling higher utilization through faster turnaround times of our aircraft. By combining the freedom of air travel with the efficiency of our aircraft, we expect to deliver journeys that are up to 10 times faster than driving, and it is our goal to steadily drive down end-user pricing in the years following commercial launch to make the service widely accessible. The low noise enabled by the all-electric powertrain will allow the aircraft to operate around dense, urban areas while blending into the background noise of cities.As the first eVTOL aircraft developer to receive a signed, stage 4 G-1 certification basis which was subsequently published in final form in the Federal Register, we believe we are well positioned to be the first eVTOL manufacturer to earn standard airworthiness certification from the Federal Aviation Administration (“FAA”). We have multiple special airworthiness certificates already issued by the FAA for our fleet of pre-type certification aircraft.
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
In August 2025, we acquired Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”), a technology-powered, global urban air mobility platform. Following the acquisition, Blade continues to operate its air charter broker service as our wholly owned subsidiary. We believe the acquisition will unlock immediate market access, including an established customer base, operational expertise, airport relationships and infrastructure across key urban corridors in New York City and Southern Europe and allow us to combine our best-in-class technology with Blade’s experience in delivering premium customer transportation at scale.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of March 31, 2026, we had an accumulated deficit of $2,895.5 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners, (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report.
Development of the Global Urban Air Mobility (“UAM”) Market
Our revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the global market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We are targeting carrying our first passengers in 2026. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.

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
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive; and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing companies launch competing solutions in the markets in which we intend to operate or obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report.
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
With growing USAF interest in hybrid powertrains and autonomy in aviation, we leveraged our existing aircraft platform to address these areas. In the summer of 2025, we participated in the USAF’s Resolute Force Pacific (“REFORPAC”) exercise, successfully demonstrating our Superpilot(TM) autonomous flight technology. We continue to work on autonomy programs with the USAF. Additionally, we are working with L3Harris on leveraging our platform to address opportunities to sell aircraft for defense applications. We are actively pursuing additional contracts with the DOD and other government agencies in these areas and believe that our investments in hydrogen-electric and autonomous technology will position us well to capitalize on these opportunities, we may be unable to secure additional contracts or continue to grow our relationship with the U.S. government and/or DOD.
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
The global economy has recently seen a significant rise in tariffs and other protective trade measures that have applied to a wide range of finished goods and raw materials. While tariffs have not had a significant impact on our business, financial condition or results of operations to date due to the limited scale of our prototype manufacturing and focus on certification efforts, over time new tariffs or other restrictions imposed in connection with trade wars or political instability could increase the costs of raw materials and other goods, both for us and our suppliers, particularly as we begin to scale our manufacturing operations and produce aircraft for commercial use. We believe that our high level of vertical integration, coupled with our investments in U.S. manufacturing facilities, give us a competitive advantage with increased flexibility to adapt to future trade policy changes and are actively working to minimize the potential impact of any such tariffs or other restrictions. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A of this Quarterly Report.
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
Other revenue primarily includes revenue from government flight services, engineering services and rental income from third-party leasing arrangements. Government flight services revenue primarily includes consideration for our performance of customer-directed flights and on-base operations for various U.S. Department of Defense (DOD) agencies. The other revenue is recognized (i) over time, as the performance obligations are satisfied, in an amount that reflects the consideration we expect to be entitled to in exchange for those services, typically measured based on flight hours, service hours, milestones, or other relevant metrics; or (ii) at a point in time, upon termination of a contract, if applicable, when we have fulfilled our obligations and no further performance is required.
Operating expenses
Cost of Revenue
Cost of Revenue consist primarily of costs related to operators of aircraft and vehicles, flight support, maintenance personnel, expenses associated with support aircraft such as rent and fuel, depreciation of capitalized ground support equipment, and our aircraft fuel or electricity cost, landing fees, pilot salaries, as directly attributed to our performance of the flight services, costs of providing engineering services and costs associated with rental income from third-party leasing arrangements. Flight services expenses do not include the costs of manufacturing our aircraft and aircraft parts as such costs are expensed when incurred as Research and Development Expenses (see below).
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
Gain (Loss) from changes in Fair Value of Warrants, Earnout Shares and Contingent Consideration
Publicly-traded warrants (“Public Warrants”), private placement warrants issued to Sponsor (“Private Placement Warrants”), warrants issued to Delta Air Lines, Inc. (“Delta Warrants”), shares of common stock owned by Sponsor subject to certain terms on vesting, lock-up and transfer (“Earnout Shares”) and contingent consideration related to Blade acquisition EBITDA Earnout are recorded as liabilities and subject to remeasurement to fair value at each balance sheet date. We expect to incur an incremental income (expense) in the consolidated statements of operations for the fair value adjustments for these outstanding liabilities at the end of each reporting period, except for the Private Placement Warrants, which were fully exercised on August 11, 2025 as described in Note 8 in our annual report on Form 10-K for the year ended December 31, 2025.
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
The Company acquired all assets and assumed liabilities of Blade for total purchase consideration of $92.4 million, consisting of (i) 5,325,585 shares of the Company’s common stock with an aggregate fair value of $74.5 million, calculated net of $1.5 million attributed to the Company’s post-combination compensation expense, (ii) payments contingent upon the achievement of future Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets with a fair value of $7.6 million (“EBITDA Earnout”), (iii) indemnity holdback amount of $10.0 million (“Indemnity Holdback”), and (iv) pre-combination-attributed fair value of substitution RSUs of $0.3 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed in a business combination be recognized at their estimated acquisition-date fair values (see Note 4).
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2026	2025	($)	(%)
Revenue	$24,246	$—	24,246	100%
Operating expenses:
Cost of Revenue	18,803	—	18,803	100%
Research and development	177,470	134,287	43,183	32%
Selling, general and administrative	61,553	28,997	32,556	112%
Total operating expenses	257,826	163,284	94,542	58%
Loss from operations	(233,580)	(163,284)	(70,296)	43%
Interest and other income, net	17,784	9,898	7,886	80%
Gain from change in fair value of warrants, earnout shares and contingent consideration, net	106,014	71,020	34,994	49%
Total other income, net	123,798	80,918	42,880	53%
Loss before income taxes	(109,782)	(82,366)	(27,416)	33%
Income tax expenses	168	40	128	320%
Net loss	$(109,950)	$(82,406)	$(27,544)	33%

Revenue
Revenue increased by $24.2 million to $24.2 million during the three months ended March 31, 2026 from $0 during the three months ended March 31, 2025 primarily due to the passenger service revenue from our Blade offering after Blade acquisition, increased revenue from engineering services provided to third parties and rental income from third-party leasing arrangements.
Operating expenses
Cost of Revenue
Cost of Revenue increased by $18.8 million to $18.8 million during the three months ended March 31, 2026 from $0 during the three months ended March 31, 2025 primarily due to the passenger service costs from our Blade offering after Blade acquisition, cost of providing engineering services and costs associated with third-party leasing arrangements.
Research and Development Expenses
Research and development expenses increased by $43.2 million, or 32%, to $177.5 million during the three months ended March 31, 2026 from $134.3 million during the three months ended March 31, 2025. The increase was primarily attributable to increases in personnel and related costs to support aircraft engineering, software development, prototype manufacturing and certification and a decrease in expense reduction due to lower grants earned as part of our government contracts.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $32.6 million, or 112%, to $61.6 million during the three months ended March 31, 2026 from $29.0 million during the three months ended March 31, 2025. The increase was primarily attributable to increases in stock-based compensation, payroll and other indirect operating expenses associated with the Blade acquisition and increases in legal and marketing spend.
Total Other Income, Net
Total other income, net increased by $42.9 million, or 53%, to $123.8 million income, net during the three months ended March 31, 2026 from total other income, net of $80.9 million during the three months ended March 31, 2025. The increase was primarily driven by a $35.0 million change in fair value of warrants, earnout shares and contingent consideration, net and a $7.9 million increase in interest and other income, net due to higher investible funds from equity offering and notes issuance in February 2026 and partially offset by interest expense from the convertible notes issuance in February 2026.
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
In December 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, as sales agents (“Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $300.0 million of our common stock in an “at-the-market” offering (“ATM

Offering”). As of March 31, 2026, 29,950,799 shares of our common stock have been sold pursuant to the Equity Distribution Agreement for net proceeds of $282.4 million. As of March 31, 2026, $8.1 million remains available for sale under the Equity Distribution Agreement.
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
In January 2026, we have received $70.0 million from the exercise of the first tranche of Delta Warrant (Note 9 ).
In February 2026, we raised net proceeds of $576.3 million from an underwritten public offering of 52,863,437 shares of our common stock (the “February 2026 Equity Offering”), and net proceeds of $669.8 million from an underwritten public offering of $690.0 million principal amount of 0.75% Convertible Senior Notes due 2032 (the “Notes”).
As of March 31, 2026, we had cash, cash equivalents and restricted cash of $875.4 million and short-term investment in marketable securities of $1,591.7 million. Restricted cash, totaling $0.9 million, reflects cash temporarily retained for security deposit on leased facilities. We believe that our cash, cash equivalent and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with additional proceeds from the Toyota Investment and cash we expect to generate from future operations will provide sufficient funding to support us beyond the initial launch of our commercial operations. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
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

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Three Months Ended March 31,		Change
	2026	2025	($)	(%)
Net cash (used in) provided by:
Operating activities	$(144,439)	$(110,970)	(33,469)	30%
Investing activities	(505,487)	31,590	(537,077)	n.m.
Financing activities	1,283,586	2,043	1,281,543	n.m.
Net decrease in cash, cash equivalents, and restricted cash	$633,660	$(77,337)	710,997	(919)%
Net Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $144.4 million, consisting primarily of a net loss of $110.0 million, adjusted for non-cash items of $44.0 million stock-based compensation expense and $11.0 million depreciation and amortization expense and a net decrease in our net working capital of $17.4 million, partially offset by a $106.0 million gain from change in the fair value of warrants, earnout shares and contingent consideration, net and $1.5 million net accretion and amortization of our investments in marketable securities.
Net cash used in operating activities for the three months ended March 31, 2025 was $111.0 million, consisting primarily of a net loss of $82.4 million, adjusted for non-cash items of $27.0 million stock-based compensation expense and $9.1 million depreciation and amortization expense and a net decrease in our net working capital of $10.0 million , partially offset by a $71.0 million gain from change in the fair value of warrants, earnout shares and contingent consideration and $3.7 million net accretion and amortization of our investments in marketable securities.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 of $505.5 million was primarily due to purchases of marketable securities of $555.8 million and purchases of property and equipment of $77.9 million, partially offset by proceeds from the sales and maturities of marketable securities of $128.2 million.
Net cash used in investing activities for the three months ended March 31, 2025 of $31.6 million was primarily due to proceeds from the sales and maturities of marketable securities of $173.4 million, partially offset by purchases of marketable securities of $126.9 million and purchases of property and equipment of $15.0 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 of $1,283.6 million was primarily due to net proceeds of $576.3 million from issuance of the underwritten common stock offering, net proceeds of $669.8 million from issuance of convertible notes, proceeds from exercise of stock options and warrants issuance of $70.5 million, partially offset by payment for capped calls of $63.3 million and repayment of obligations under finance lease of $0.6 million.
Net cash provided by financing activities for the three months ended March 31, 2025 of $2.0 million was primarily due to net proceeds of $2.1 million from issuance of common stock in at-the-market public offering and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of tenant improvement loan and obligations under finance lease of $0.5 million.
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

The significant accounting policies of the Company are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $2,467.0 million as of March 31, 2026. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
Foreign Currency Risk
We are not exposed to significant foreign currency risks related to our operating expenses as our foreign operations are not material to our Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Archer Litigation
On November 18, 2025, we filed a complaint in the Superior Court of the State of California for the County of Santa Cruz against Archer Aviation, Inc. (“Archer”) and George Kivork alleging, among other things, breach of contract, misappropriation of trade secrets, and interference with contract and prospective economic advantage related to the improper acquisition, retention, and use of our confidential and proprietary business information and trade secrets. The complaint requests damages, disgorgement and restitution, injunctive relief, and attorneys’ fees, costs and expenses. This lawsuit was removed to the United States District Court, Northern District of California, where it remains pending. On January 23, 2026, Archer and Mr. Kivork filed motions to dismiss the complaint, and we filed our opposition to the motion to dismiss on February 13, 2026. On March 9, 2026, Archer filed counterclaims against us alleging false advertising and unfair competition. We filed a motion to dismiss Archer’s counterclaims on April 6, 2026, and Archer filed an opposition on April 20, 2026. We intend to aggressively pursue our claims against Archer and vigorously defend against Archer’s counterclaims.
On March 10, 2026, Archer filed a Section 337 complaint with the U.S. International Trade Commission (ITC) seeking an Exclusion Order to block Joby from importing electric aircraft, power systems, and related components into the United States that allegedly infringe 5 Archer patents. We intend to aggressively defend against Archer’s claims.

Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider material, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.
In addition to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Consolidated Condensed Financial Statements and accompanying notes, we have provided an additional risk factor below regarding uncertainties surrounding global trade policies and the impact they could have on our financial results.
Current and future litigation may have an adverse impact on our business.
We are currently involved in litigation, as described above in Part II, Item 1 “Legal Proceedings.” Even if we ultimately prevail on the merits, litigation can be costly, time consuming, and can divert management’s attention from other priorities. If the counterparties to such litigation prevail on their claims, we may be required to pay financial penalties or may be subject to injunctive relief, both of which may materially harm our business, financial condition and prospects. In particular, injunctive relief that prevents importing components of our aircraft or invalidates our intellectual property could require us to redesign certain aspects of our aircraft, which could result in delays to our certification and launch timelines.
We currently have subsidiaries located outside of the United States and plans for international operations in the future, which could subject us to political, operational and regulatory challenges.
While our primary operations are in the United States, we have established relationships with subsidiaries, suppliers, and potential partners in select international markets. In addition, we currently have subsidiaries engaged in limited test manufacturing, R&D and other activities in foreign countries. We have also begun working with regulators in other countries, including the United Kingdom, Japan, South Korea, Australia and the UAE to pursue commercialization opportunities in those markets and have signed contracts with potential partners in each of these markets under which we make various commitments related to early operations. While foreign certification in many countries leverages our work with the FAA and in some cases, such as the UAE, may also provide a path to commercial operations prior to receiving certification in the United States, applicable regulations outside the U.S. may differ from or be more stringent than analogous U.S. regulations.
International operations are subject to a number of additional risks, including local political or economic instability, cross-border political tensions, global tariffs, challenges in effectively managing employees in foreign jurisdictions, including local labor laws that may be stricter or more costly to comply with than in the U.S., and exposure to potential liabilities under anti-corruption or anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar laws and regulations. Specifically, recent military actions in the Middle East could impact our operations in Dubai by threatening key infrastructure, creating shifting priorities, impacting consumer demand for our proposed service, or as a result of other unforeseen challenges or consequences. If any of these risks materialize it could adversely impact our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On March 5, 2026, JoeBen Bevirt, the Company’s President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 99,000 shares of Company common stock held by Mr. Bevirt and up to 2,122,019 shares of Company common stock held by the Joby Trust, beginning July 15, 2026 and ending September 30, 2026 . Mr. Bevirt is the trustee of the Joby Trust and the JoeBen Bevirt 2020 Descendants Trust and may be deemed to be the beneficial owner of such shares.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Certificate of Amendment to Certificate of Incorporation of Joby Aviation, Inc.	8-K	3.1	6/12/2025
3.3	Bylaws of Joby Aviation, Inc.	8-K	3.1	1/24/2025
10.1+	2026 Performance Award Program				X
10.2	Non-Employee Director Compensation Program				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Joby Aviation, Inc.

Date: May 6, 2026	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: May 6, 2026	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer and Treasurer