Form 10-Q
period 2026-06-30
Joby Aviation, Inc.
filed 2026-08-06
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 989,124,237 shares of common stock outstanding as of August 3, 2026.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 and our quarterly report on Form 10-Q filed with the SEC on May 6, 2026. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$629,861	$240,810
Short-term investments	1,633,965	1,167,106
Total cash, cash equivalents and short-term investments	2,263,826	1,407,916
Restricted cash	1,304	220
Accounts and other receivables	12,449	7,139
Prepaid expenses and other current assets	38,679	30,479
Total current assets	2,316,258	1,445,754
Property and equipment, net	229,828	146,571
Operating lease right-of-use assets	30,920	31,837
Restricted cash	4,903	693
Intangible assets	18,155	18,859
Goodwill	89,390	89,422
Other non-current assets	62,723	61,933
Total assets	$2,752,177	$1,795,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,273	$3,604
Operating lease liabilities, current portion	9,027	8,404
Accrued expenses and other current liabilities	111,558	48,018
Total current liabilities	128,858	60,026
Operating lease liabilities, net of current portion	24,531	26,167
Long-term debt	701,874	—
Warrant liability	21,505	104,878
Earnout shares liability	95,565	156,692
Other non-current liabilities	13,121	37,593
Total liabilities	985,454	385,356
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 2,800,000,000 shares authorized; 986,521,249 and 915,076,698 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	99	91
Additional paid-in capital	4,913,728	4,193,684
Accumulated deficit	(3,140,972)	(2,785,579)
Accumulated other comprehensive income (loss)	(6,132)	1,517
Total stockholders’ equity	1,766,723	1,409,713
Total liabilities and stockholders’ equity	$2,752,177	$1,795,069
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$38,639	$15	$62,885	$15
Operating expenses:
Cost of Revenue	28,298	10	47,101	10
Research and development	194,662	136,387	372,132	270,674
Selling, general and administrative	76,562	31,482	138,115	60,479
Total operating expenses	299,522	167,879	557,348	331,163
Loss from operations	(260,883)	(167,864)	(494,463)	(331,148)
Interest and other income, net	18,929	9,849	36,713	19,747
Loss on common stock issuance in private placement	—	(40,258)	—	(40,258)
Gain (loss) from change in fair value of warrants, earnout shares and contingent consideration, net	(3,347)	(126,295)	102,667	(55,275)
Total other income (loss), net	15,582	(156,704)	139,380	(75,786)
Loss before income taxes	(245,301)	(324,568)	(355,083)	(406,934)
Income tax expense	142	106	310	146
Net loss	$(245,443)	$(324,674)	$(355,393)	$(407,080)
Net loss per share, basic and diluted	$(0.25)	$(0.41)	$(0.37)	$(0.52)
Weighted-average common shares outstanding, basic and diluted	969,905,441	796,798,437	956,777,375	781,936,215
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(245,443)	$(324,674)	$(355,393)	$(407,080)
Other comprehensive gain (loss):
Unrealized loss on available-for-sale securities	(3,287)	(294)	(7,880)	(440)
Foreign currency translation gain	343	412	231	469
Total other comprehensive gain (loss)	(2,944)	118	(7,649)	29
Comprehensive loss	$(248,387)	$(324,556)	$(363,042)	$(407,051)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	915,076,698	$91	$4,193,684	$(2,785,579)	$1,517	$1,409,713
Net loss	—	—	—	(109,950)	—	(109,950)
Stock-based compensation	—	—	41,161	—	—	41,161
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	691,952	—	512	—	—	512
Issuance of common stock upon release of restricted stock units	5,003,139	—	—	—	—	—
Issuance of common stock in Public Offering, net of issuance cost of $23,664	52,863,437	6	576,330	—	—	576,336
Issuance of common stock upon exercise of Delta warrant	7,000,000	1	69,999	—	—	70,000
Reclassification of Delta warrant liability upon exercise	—	—	37,870	—	—	37,870
Issuance of common stock upon exercise of public warrants	3,174	—	47	—	—	47
Payment for capped call transactions	—	—	(63,273)	—	—	(63,273)
Other comprehensive loss	—	—	—	—	(4,705)	(4,705)
Balance at March 31, 2026	980,638,400	$98	$4,856,330	$(2,895,529)	$(3,188)	$1,957,711
Net loss	—	—	—	(245,443)	—	(245,443)
Stock-based compensation	—	—	49,056	—	—	49,056
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	429,542	—	149	—	—	149
Issuance of common stock upon release of restricted stock units	4,259,555	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	1,193,455	1	8,190	—	—	8,191
Issuance of common stock upon exercise of public warrants	297	—	3	—	—	3
Other comprehensive loss	—	—	—	—	(2,944)	(2,944)
Balance at June 30, 2026	986,521,249	$99	$4,913,728	$(3,140,972)	$(6,132)	$1,766,723
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	784,176,364	$78	$2,768,605	$(1,855,737)	$(583)	$912,363
Net loss	—	—	—	(82,406)	—	(82,406)
Stock-based compensation	—	—	27,019	—	—	27,019
Issuance of common stock upon exercise of stock options	807,475	—	547	—	—	547
Issuance of common stock upon release of restricted stock units	4,063,821	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $81	246,167	1	1,993	—	—	1,994
Vesting of early exercised stock options	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(89)	(89)
Balance at March 31, 2025	789,293,827	$79	$2,798,177	$(1,938,143)	$(672)	$859,441
Net loss	—	—	—	(324,674)	—	(324,674)
Stock-based compensation	—	—	26,558	—	—	26,558
Issuance of common stock upon exercise of stock options	886,924	—	421	—	—	421
Issuance of common stock upon release of restricted stock units	3,736,901	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $1,486	5,853,452	1	40,967	—	—	40,968
Issuance of common stock under the Employee Stock Purchase Plan	1,148,609	—	5,022	—	—	5,022
Issuance of common stock in private placement, net of issuance cost of $95	49,701,790	5	290,158	—	—	290,163
Vesting of common stock issued in private placement and early exercised stock options	—	—	275	—	—	275
Other comprehensive income	—	—	—	—	118	118
Balance at June 30, 2025	850,621,503	$85	$3,161,578	$(2,262,817)	$(554)	$898,292
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(355,393)	$(407,080)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	22,853	18,885
Stock-based compensation expense	96,016	53,577
(Gain)/Loss from change in the fair value of warrants, earnout shares and contingent consideration, net	(102,667)	55,276
Non-cash interest expense, and amortization of debt discount and issuance costs	3,614	—
Loss on common stock issuance in private placement	—	40,258
Net accretion and amortization of investments in marketable debt securities	(1,937)	(5,132)
Changes in operating assets and liabilities
Accounts and other receivables and prepaid expenses and other current assets	(8,972)	13,343
Other non-current assets	(333)	173
Accounts payable and accrued expenses and other current liabilities	58,113	12,053
Non-current liabilities	(28,876)	1,114
Net cash used in operating activities	(317,582)	(217,533)
Cash flows from investing activities
Purchases of marketable securities	(814,141)	(285,428)
Proceeds from sales and maturities of marketable securities	341,339	368,673
Purchases of property and equipment and other long-lived assets	(106,559)	(27,089)
Acquisitions, net of cash	39	—
Net cash provided by (used in) investing activities	(579,322)	56,156
Cash flows from financing activities
Underwritten public offering gross proceeds	600,000	—
Underwritten public offering commission and offering expenses	(23,664)	—
Gross proceeds from issuance of convertible notes	690,000	—
Convertible notes underwriting discounts and commissions and issuance costs	(20,311)	—
Proceeds from mortgage loan	30,750	—
Payment for capped call transactions	(63,273)	—
Proceeds from issuance of common stock in private placement, net	—	249,905
At-the-market public offering gross proceeds	—	44,529
At-the-market public offering commission and offering expenses	—	(1,567)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	8,191	5,022
Proceeds from the exercise of stock options and warrants	70,690	964
Repayments of obligations under finance lease and tenant improvement loan	(1,134)	(859)
Net cash provided by financing activities	1,291,249	297,994
Net change in cash, cash equivalents and restricted cash	394,345	136,617
Cash, cash equivalents and restricted cash, at the beginning of the period	241,723	200,389
Cash, cash equivalents and restricted cash, at the end of the period	$636,068	$337,006
Reconciliation of cash, cash equivalents and restricted cash in balance sheets
Cash and cash equivalents	$629,861	$336,313
Restricted cash	6,207	693
Cash, cash equivalents and restricted cash in balance sheets	$636,068	$337,006
Non-cash investing and financing activities
Unpaid property and equipment purchases	$2,014	$5,460
Property and equipment purchased through finance leases	$3,602	$3,665
Right-of-use assets acquired through operating leases	$3,496	$1,990
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
The Merger, together with the other transactions described in the Merger Agreement and the PIPE Financing, are referred to herein as the “Reverse Recapitalization”. The number of Legacy Joby common shares and redeemable convertible preferred shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement.
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

Concentrations
Major Customers
No single customer accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2026. One customer accounted for 10% or more of the Company’s revenue for the three and six months ended June 30, 2025.
No single customer accounted for 10% or more of the Company’s accounts and other receivables as of June 30, 2026 and one customer accounted for 12% of the Company’s accounts and other receivables as of December 31, 2025.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The amendments in this ASU remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and require an entity to start capitalizing software costs when (i) a company’s management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832). The amendments in this ASU establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this ASU apply to all entities that buy or receive transferable environmental credits and use those credits, generate environmental credits and have enforceable obligations resulting from regulatory compliance programs represented to prevent, control, reduce, or remove emissions or other pollution that may be settled with environmental credits. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2026-02 on its consolidated financial statements.
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
The Company classifies its cash equivalents and marketable debt securities within Level 1 or Level 2 because they are valued using either quoted market prices or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. The Company’s fixed income available-for-sale securities consist of high-quality, investment-grade securities from diverse issuers. The valuation techniques used to measure the fair value of the Company’s marketable debt securities were derived from non-binding market consensus prices that are corroborated by observable market data and quoted market prices for similar instruments.
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 7) are classified as Level 1 because they are directly observable in the market. The Company classifies Delta Warrant, Earnout Shares Liability (as defined in Note 7) and EBITDA Earnout liability (as defined in Note 4) within Level 3, because they were valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant, Earnout Shares Liability and EBITDA Earnout liability are measured at fair value on a recurring basis. Changes in fair value are recorded in total other income (loss), net in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$607,092	$—	$—	$607,092
Cash equivalents	$607,092	$—	$—	$607,092
Term deposits	$—	$30,268	$—	$30,268
Asset-backed securities	—	42,608	—	42,608
Government debt securities	—	1,291,229	—	1,291,229
Corporate debt securities	—	269,860	—	269,860
Available-for-sale investments	—	1,633,965	—	1,633,965
Total fair value of assets	$607,092	$1,633,965	$—	$2,241,057

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$5,126	$—	$—	$5,126
Common stock warrant liabilities (Delta)	—	—	16,379	16,379
Warrant liability	5,126	—	16,379	21,505
Earnout Shares Liability	—	—	95,565	95,565
EBITDA Earnout liability	—	—	17,500	17,500
Total fair value of liabilities	$5,126	$—	$129,444	$134,570

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$218,080	$—	$—	$218,080
Cash equivalents	$218,080	$—	$—	$218,080
Term deposits	$—	$30,937	$—	$30,937
Asset-backed securities	—	94,183	—	94,183
Government debt securities	—	641,172	—	641,172
Corporate debt securities	—	400,814	—	400,814
Available-for-sale investments	—	1,167,106	—	1,167,106
Total fair value of assets	$218,080	$1,167,106	$—	$1,385,186

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$56,392	$—	$—	$56,392
Common stock warrant liabilities (Delta)	—	—	48,486	48,486
Warrant liability	56,392	—	48,486	104,878
Earnout Shares Liability	—	—	156,692	156,692
EBITDA Earnout liability	—	—	13,424	13,424
Total fair value of liabilities	$56,392	$—	$218,602	$274,994

The following is a summary of the Company’s available-for-sale securities (in thousands):

	June 30, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,268	$—	$—	$—	$30,268
Asset-backed securities	42,605	13	(10)	—	42,608
Government debt securities	1,297,337	10	(6,118)	—	1,291,229
Corporate debt securities	269,956	37	(133)	—	269,860
Total	$1,640,166	$60	$(6,261)	$—	$1,633,965

	December 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,937	$—	$—	$—	$30,937
Asset-backed securities	93,990	193	—	—	94,183
Government debt securities	640,270	902	—	—	641,172
Corporate debt securities	400,231	592	(9)	—	400,814
Total	$1,165,428	$1,687	$(9)	$—	$1,167,106
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security was in a continuous significant unrealized loss position for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the six months ended June 30, 2026 and 2025.
The following table sets forth a summary of the change in the fair value, which is recognized as a component of total other income (loss), net within the condensed consolidated statement of operations, of the Company’s Level 3 financial liabilities (in thousands):

	Earnout Shares Liability	Common Stock Warrant Liability (Delta)	EBITDA Earnout Liability
Fair value as of January 1, 2026	$156,692	$48,486	$13,424
Issuance (Settlement) of liability	—	(37,870)	—
Change in fair value	(61,127)	5,763	4,076
Fair value as of June 30, 2026	$95,565	$16,379	$17,500

Note 4. Acquisitions
Business Combination
On August 29, 2025, the Company completed the acquisition of 100% of the outstanding equity of Blade Urban Air Mobility, Inc., a wholly owned subsidiary of Strata Critical Medical, Inc., f/k/a Blade Air Mobility, Inc. (“Seller”). Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”) operate a technology-powered, global urban air mobility platform through which they provide air charter broker and other services. The transaction is expected to unlock immediate market access and infrastructure across key urban corridors in New York City and Southern Europe and allow the Company to combine its best-in-class technology with Blade’s experience of delivering premium customer transportation at scale.
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
In connection with the acquisition, the Company agreed to make payments up to $17.5 million to the Seller, in cash or common stock at the Company’s election, subject to certain adjustments, payable 18 months following the acquisition date if certain key employees of Blade remain employed by the Company (“Retention Earnout”). The Company also issued substitution RSUs with an estimated post-combination-attributed fair value of $2.5 million to certain officers and employees of Blade. The substitution RSUs vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date. The Retention Earnout and the substitution RSUs are accounted for as post-combination compensation expense within selling, general and administrative in the Company’s consolidated statements of operations. At June 30, 2026 and December 31, 2025, the Retention Earnout liability amounted to $9.8 million and $4.0 million, respectively (Note 5).
The Company also entered into a transition services agreement (“TSA”) and Commercial Agreement (“CA”) with the Seller in connection with the acquisition. Under the TSA, the Company and the Seller will provide to each other certain transitional services, including technology support, safety and legal support, business unit and flight operations support, certain administrative services, and access to shared contracts and insurance arrangements. Costs incurred in connection with the TSA will be recognized as expense in the period incurred in the Company’s consolidated statements of operations. Under the CA, the Seller must generally offer the Company the right to provide certain medical transport services before engaging competing providers for a period of eight years from the closing date.
The EBITDA Earnout provides for payments of up to $17.5 million contingent upon the achievement of certain EBITDA targets over the first fiscal year following the acquisition date. At December 31, 2025, the fair value of the EBITDA Earnout was calculated using a risk-neutral Monte Carlo simulation, using Geometric Brownian Motion (GBM), which included significant unobservable Level 3 inputs, such as projected adjusted EBITDA and a discount rate of 7.2%. As of June 30, 2026, due to the limited remaining term of the earnout measurement period, which ends on August 29, 2026, and based on the Company’s expectation that the maximum EBITDA targets would be achieved, the Company estimated the fair value of the EBITDA Earnout liability based on its expected settlement amount, which approximated the contractual maximum payout of $17.5 million. The change in valuation technique was determined as the expected settlement amount was considered to provide a more representative estimate of fair value than a simulation-based approach. At June 30, 2026, the significant unobservable inputs used in the measurement were the Company’s expectation regarding achievement of the EBITDA targets and the resulting expected settlement amount; accordingly, the measurement continued to be classified within Level 3 of the fair value hierarchy. At June 30, 2026 and December 31, 2025, the EBITDA Earnout liability amounted to $17.5 million and $13.4 million, respectively (Note 5).
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

The fair values of the acquired assets are still provisional and subject to change within the measurement period. The final determination of the fair values of the acquired assets is expected to be completed as soon as practicable, but no later than one year from the acquisition date. The primary areas that are preliminary relate to net working capital adjustments, the fair values of goodwill, intangible assets, certain tangible assets and liabilities, and income taxes. During the three month period ended December 31, 2025, the Company recorded measurement-period adjustments of $1.3 million, net, consisting of a $1.6 million net working capital adjustment that reduced purchase consideration and $0.3 million, net, of other measurement-period adjustments that affected the provisional amounts assigned to net assets acquired and goodwill and did not change purchase consideration. No measurement-period adjustments were recorded during the three and six month periods ended June 30, 2026. Any additional changes to the preliminary estimates of the fair value during the measurement period will be recorded as adjustments to those assets and liabilities with a corresponding adjustment to goodwill.
The following table summarizes the preliminary estimated fair value and useful lives of intangible assets acquired (in thousands):

	Estimated Useful Life (Years)	Estimated Fair Value
Exclusive rights to air transportation services	10	$8,800
Developed technology	2	6,200
Customer relationships	2	1,000
Trade name	2	1,000
Total intangible assets		$17,000

The fair value of each acquired intangible asset was evaluated with the following valuation methodology:
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
Asset acquisition
On March 6, 2026, the Company acquired 100% of the equity interests in a special purpose entity that holds an industrial property located in Ohio for a total acquisition cost of $62.3 million. The acquisition was accounted for as an asset acquisition in accordance with ASC 805-50, which requires the cost of the acquisition, including transaction costs, to be allocated to the assets acquired on a relative fair value basis. The acquired assets consist primarily of land ($3.1 million), building ($55.7 million) and identifiable intangible assets related to the existing third-party lease ($3.5 million), including in-place lease value and leasing-related intangibles. The property is subject to a long-term third-party lease that generates rental income for the Company. The allocation of the purchase price is based on a third-party valuation and reflects management’s estimates of fair value.
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$143,784	$126,874
Buildings	104,324	23,801
Molds and tooling	34,879	33,077
Leasehold and other improvements	30,728	22,831
Computer software	20,570	20,017
Land	11,158	6,270
Vehicles and aircraft	5,145	3,509
Furniture and fixtures	2,550	2,364
Construction in-progress	24,088	36,977
Gross property and equipment	377,226	275,720
Accumulated depreciation and amortization	(147,398)	(129,149)
Property and equipment, net	$229,828	$146,571
Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2026 was $9.8 million and $18.7 million, respectively and $8.5 million and $16.4 million for the three and six months ended June 30, 2025, respectively. Vehicles and aircraft include utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.

Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Developed technology	$13,100	$13,100
Exclusive rights to air transportation services	8,800	8,800
Lease in-place	3,509	—
Other intangibles	2,500	2,500
Gross intangible assets	27,909	24,400
Accumulated amortization	(9,754)	(5,541)
Intangible assets, net	$18,155	$18,859
Amortization expense related to intangible assets for the three and six months ended June 30, 2026 was $2.1 million and $4.2 million, respectively and $1.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the weighted-average amortization period of intangible assets was 5.3 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of June 30, 2026 (in thousands):

Fiscal Year	Amount
2026 (remainder)	$4,074
2027	5,343
2028	1,582
2029	1,582
2030 and thereafter	5,574
$18,155
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid software	$8,305	$9,263
Prepaid equipment	6,702	2,278
Prepaid taxes	5,774	3,175
Prepaid insurance	5,706	6,151
Prepaid operators	3,465	4,218
Other	8,727	5,394
Total	$38,679	$30,479
Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Contractual agreement asset	$59,611	$59,611
Long-term prepaid insurance	315	431
Other non-current assets	2,797	1,891
Total	$62,723	$61,933

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Vendor-related accruals	$29,799	$26,589
EBITDA Earnout liability (Note 4)	17,500	—
Payroll accruals	16,810	5,227
Indemnity Holdback liability (Note 4)	10,000	—
Contract liabilities under contracts with customers	9,823	7,003
Retention Earnout liability (Note 4)	9,808	—
Short-term finance lease liability	3,300	2,254
ESPP accrual	2,295	2,062
Accrued flight costs	2,326	142
Other accruals and current liabilities	9,897	4,741
Total	$111,558	$48,018
Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Finance lease liabilities	$8,981	$7,447
EBITDA Earnout liability (Note 4)	—	13,424
Indemnity Holdback liability (Note 4)	—	10,000
Retention Earnout liability (Note 4)	—	4,006
Other non-current liabilities	4,140	2,716
Total	$13,121	$37,593

Note 6. Long-term debt
The Company’s long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Convertible Notes	$671,124	$—
Mortgage Loan	30,750	—
Total	$701,874	$—
Convertible Notes
On February 2, 2026, the Company issued $690.0 million aggregate principal amount of 0.75% convertible senior notes due 2032 (the “2032 Notes”), including the full exercise of the initial purchasers’ option to purchase an additional $90 million principal amount. The Company received net proceeds of $669.7 million from the issuance of the 2032 Notes, after deducting underwriting discounts and commissions and issuance costs. These debt issuance costs are presented as a direct deduction from the carrying amount of the 2032 Notes and are amortized to interest expense using the effective interest method. The unamortized debt issuance costs as of June 30, 2026 amounted to $18.9 million.
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
As of June 30, 2026, none of the conditions permitting early conversion had been met. Accordingly, the 2032 Notes were classified as long-term as of June 30, 2026. The fair value of the 2032 Notes was $628.0 million as of June 30, 2026. The estimated fair value of the 2032 Notes was based on observable quoted prices in markets that are not active and are categorized within Level 2 of the fair value hierarchy under ASC 820 Fair Value Measurement. The effective interest rate on the 2032 Notes was 1.3% per annum. Interest expense recognized totaled $2.1 million, consisting of $1.2 million of contractual interest and $0.9 million of amortization of debt issuance costs for the three months ended June 30, 2026 and $3.4 million, consisting of $2.0 million of contractual interest and $1.4 million of amortization of debt issuance costs for the six months ended June 30, 2026.
Mortgage Loan
On March 6, 2026, the Company entered into a mortgage loan in connection with the acquisition of an industrial property (Note 4) which is held through a special purpose entity. The loan has a principal balance of $30.75 million and is secured by a first priority mortgage on the underlying real property, together with an assignment of leases and rents and a pledge of the equity interests in the special purpose entity. The carrying value of the assets pledged as collateral primarily consists of land, building and related lease intangible assets associated with the property. The loan bears interest at a fixed rate of 6.784% per annum and requires interest-only monthly payments, with the outstanding principal balance due at maturity in March 2036. As of June 30, 2026, the carrying value of the real estate assets pledged as collateral, including land and building, was $61.5 million.
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
As of June 30, 2026, the Company was in compliance with all applicable covenants under the 2032 Notes and the Mortgage Loan agreements.
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

The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. On August 11, 2025, the Private Placement Warrants were fully exercised on a cashless basis and 4,128,197 shares of common stock were issued upon this cashless exercise of 11,533,333 private placement warrants. For the three and six months ended June 30, 2025, the loss from change in the fair value of Private Placement Warrants was $13.5 million and $4.4 million, respectively, classified within the gain (loss) from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. For the three and six months ended June 30, 2026, the public warrant liability was remeasured to fair value based upon the market price as of June 30, 2026, resulting in a gain of $6.2 million and $51.3 million, respectively, classified within the gain (loss) from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the loss from change in the fair value of public warrants was $20.2 million and $6.6 million, respectively. During the three and six months ended June 30, 2026, 297 and 3,471 Public Warrants were exercised, respectively.
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (“Earnout Period”), any Earnout Shares which have not yet vested are forfeited. On July 17, 2025, the first Triggering Event occurred when the volume-weighted average price of the Company’s common stock quoted on the NYSE exceeded $12.00 for 20 trading days within a period of 30 consecutive trading days resulting in vesting of 3,426,000 Earnout Shares. No Earnout Shares vested during the three and six month period ended June 30, 2026.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three and six months ended June 30, 2026, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $8.6 million and a gain of $61.1 million, respectively, included within the gain (loss) from change in fair value of warrants, earnout shares and contingent consideration in the condensed consolidated statement of operations. During the three and six months ended June 30, 2025, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $78.6 million and $41.8 million, respectively.
Assumptions used in the valuation are as follows:

	June 30, 2026	December 31, 2025
Expected volatility	78.30%	76.10%
Risk-free interest rate	4.20%	3.79%
Dividend rate	0.00%	0.00%
Expected term (in years)	5.11	5.61
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
The first and the second tranches of the warrant permit Delta to purchase up to 7,000,000 and 5,833,333 shares of Common Stock at exercise prices of $10 and $12, respectively, with each tranche becoming exercisable upon satisfaction of its applicable milestone and expiring on the ten-year anniversary of the warrant issuance date. The number of shares and exercise price for both tranches is subject to value cap adjustment if the 30-day volume-weighted average price per share of the Company’s stock exceeds 150% of each respective tranche’s exercise price, but disregarding any price increases occurring within 10 business days after a public announcement of the achievement of an applicable milestone, if any. On January 12, 2026, following satisfaction of the applicable milestone on November 10, 2025, Delta exercised the first tranche of the Delta Warrant for 7,000,000 shares.
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
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and six months ended June 30, 2026, the Delta Warrant’s liability was remeasured to fair value as of June 30, 2026, resulting in a gain of $1.8 million and a loss of $5.8 million, respectively, which is included within the gain (loss) from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recognized a loss related to the change in the fair value of the Delta Warrant liability of $14.0 million and $2.5 million, respectively.
Assumptions used in the valuation of Delta Warrants are as follows:

	June 30, 2026	December 31, 2025
Expected volatility	78.30%	76.10%
Risk-free interest rate	4.26%	3.92%
Dividend rate	—%	—%
Expected term (in years)	6.3	6.8
EBITDA Earnout Liability
In connection with the Company’s acquisition of Blade (Note 4), the Company recorded contingent consideration related to EBITDA Earnout. The EBITDA Earnout Liability at the closing of the acquisition on August 29, 2025 was $7.6 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and six month period ended June 30, 2026, the Company recognized a loss related to the change in the fair value of the EBITDA Earnout Liability of $2.8 million and $4.1 million, respectively, which is included within loss from change in fair value of warrants, earnout shares and contingent consideration in the consolidated statements of operations.
Assumptions used in the valuation are as follows:

December 31, 2025
Expected volatility	35.70%
Risk-free interest rate	3.41%
Dividend rate	0.00%
Expected term (in years)	0.66
Note 8. Commitments and Contingencies
Contingencies
As of June 30, 2026, the Company had $13.0 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2028.
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
As of June 30, 2026, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within its capacity purchase agreements as included in the operating right-of-use asset and lease liability.
These future unfulfilled obligations were as follows:

For the Year Ending December 31,	Total Unfulfilled Obligation (In thousands)
Remainder of 2026	2,961
2027	2,857
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of June 30, 2026, and December 31, 2025, the Company was not involved in any material legal proceedings except as noted below:
Archer Litigation
On November 18, 2025, we filed a complaint in the Superior Court of the State of California for the County of Santa Cruz against Archer Aviation, Inc. (“Archer”) and George Kivork alleging, among other things, breach of contract, misappropriation of trade secrets, and interference with contract and prospective economic advantage related to the improper acquisition, retention, and use of our confidential and proprietary business information and trade secrets. The complaint requests damages, disgorgement and restitution, injunctive relief, and attorneys’ fees, costs and expenses. This lawsuit was removed to the United States District Court, Northern District of California, where it remains pending. On January 23, 2026, Archer and Mr. Kivork filed motions to dismiss the complaint, and we filed our opposition to the motion to dismiss on February 13, 2026. On March 9, 2026, Archer filed counterclaims against us alleging false advertising and unfair competition. We filed a motion to dismiss Archer’s counterclaims on April 6, 2026, and Archer filed an opposition on April 20, 2026. On June 5, 2026, the court granted our motion to dismiss and dismissed Archer’s counterclaims in their entirety, with leave to amend. The court also granted in part Archer’s motion to dismiss certain of our claims. We filed our first amended complaint on June 22, 2026 and Archer filed amended counterclaims on June 29, 2026. On July 6, 2026, Archer and Mr. Kivork filed motions to dismiss our first amended complaint. On July 13, 2026, we filed our motion to dismiss Archer’s amended counterclaims. On July 20, 2026, we also filed our oppositions against Archer and Mr. Kivork’s respective motions to dismiss our first amended complaint. We intend to aggressively pursue our claims against Archer and Mr. Kivork and vigorously defend against Archer’s counterclaims.
On March 10, 2026, Archer filed a Section 337 complaint with the U.S. International Trade Commission (ITC) seeking an Exclusion Order to block Joby from importing electric aircraft, power systems, and related components into the United States that allegedly infringe 5 Archer patents. The ITC instituted an investigation pursuant to Archer’s complaint on April 9, 2026, and assigned Administrative Law Judge Doris Johnson Hines to preside over the matter. The investigation is currently in fact discovery, which ends in late September 2026. The evidentiary hearing is scheduled for January 2027, with the Administrative Law Judge’s Initial Determination expected on May 14, 2027. The ITC’s final decision, which can affirm, reverse, or modify the Administrative Law Judge’s Initial Determination, is scheduled to be issued on September 14, 2027. We intend to aggressively defend against Archer’s claims.
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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company did not record any liabilities in connection with these possible obligations as of June 30, 2026 and December 31, 2025.
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
Note 10. Revenue
Disaggregated Revenue
Disaggregated revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Passenger	$36,174	$—	$57,928	$—
Other	2,465	15	4,957	15
Total Revenue	$38,639	$15	$62,885	$15
Passenger revenue primarily includes revenue generated from the transportation of passengers via helicopter or fixed-wing aircraft, booked through the Company’s wholly owned subsidiary, Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”), which operates as an air charter broker. Flights are typically booked through Blade associates, the Blade app, or third-party channels and paid for principally via credit card transactions, wire transfers, checks, customer credits, and gift cards. Flight payments are typically collected at the time of booking before the performance of the related service, and revenue is recognized when the service is completed.
Other revenue primarily includes revenue from government flight services, engineering services and rental income from third-party operating leasing arrangements. Government flight services revenue primarily includes consideration for the Company’s performance of customer-directed flights and on-base operations for various U.S. Department of Defense (DOD) agencies. The other revenue is recognized (i) over time, as the performance obligations are satisfied, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, typically measured based on flight hours, service hours, milestones, or other relevant metrics; or (ii) at a point in time, upon termination of a contract, if applicable, when the Company has fulfilled its obligations and no further performance is required. Rental income from third-party operating lease arrangements is recognized on a straight-line basis over the respective lease terms.
Contract Liabilities
Contract liabilities are defined as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of June 30, 2026 and December 31, 2025, the Company’s contract liability balance is $9.8 million and $7.0 million, respectively, classified within accrued and other current liabilities in the condensed consolidated balance sheets. These balances consist of payments from Blade customers and payments for government flight services received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. Customers have one year to use the credit as payment for a future flight with the Company. Revenue recognized out of the beginning balance of contract liability was $1.1 million and $0.0 million for the three months period ended June 30, 2026 and June 30, 2025, respectively, and $4.3 million and $0.0 million for the six months period ended June 30, 2026 and June 30, 2025, respectively.
Blade’s passenger business is subject to seasonal fluctuations, with passenger travel demand generally higher in the second and third quarters than in the first and fourth quarters. As a result, passenger revenue and related costs for any interim period may not be indicative of the full year.
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
The fair value of the RSUs granted under the 2016 Plan was determined by the Company’s Board of Directors on the date of grant. Generally, RSUs granted under the 2016 Plan have a six-year vesting period.
On August 10, 2021, the Company adopted the 2021 Equity Incentive Plan (“2021 Plan”). Under the 2021 Plan, the Company can grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. The number of shares available for issuance under the 2021 Plan will be increased on the first day of each fiscal year, beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares equal to four percent (4%) of the total number of shares of all classes of common stock of the Company outstanding on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. The fair value of the RSUs granted under the 2021 Plan was determined on the date of grant. Generally, RSUs granted to new hires under the 2021 Plan have a four-year vesting period and RSUs granted to existing employees have a three-year vesting period. On January 1, 2026, the number of shares available for issuance under the 2021 plan increased by 36,603,068 shares.

Restricted Stock Units
A summary of RSU activity for the six months ended June 30, 2026 is as follows (in thousands, except share and per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Balances—December 31, 2025	43,604,550	$8.14	$575,580
Granted	25,083,433	$10.94
Vested	(9,262,694)	$7.45
Forfeited	(3,539,385)	$10.02
Balances—June 30, 2026	55,885,904	$9.39	$498,502
The total fair value of RSUs vested for the six months ended June 30, 2026 and 2025 was $69.0 million and $46.0 million, respectively.
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
On July 28, 2025, the Compensation Committee approved a performance-based program under which RSUs were awarded. Each RSU represented the right to receive, upon vesting, up to 2 shares of the Company’s common stock, based on the achievement of certain specified elements tied to six goals during the period from July 1, 2025 to February 18, 2026 (“H2 2025 Bonus Plan”). Each goal included criteria for achievement of a target or maximum achievement level, expressed as a percentage, and the amount of the awards that could vest was calculated by summing the actual achievement percentages as of February 18, 2026. The maximum possible amount that could vest was 200%. If exactly the target levels are achieved, 100% of the awards would vest. For five of the six goals, the achievement percentage was equal to the target achievement percentage of 100% if the goal was achieved on the target date of December 31, 2025 (“Target Date”). If the goal was achieved earlier or later than the Target Date, the achievement percentage was increased or decreased on a pro rata basis for each day, up to 200% if the goal was achieved on or before November 11, 2025, or 0% if the goal was achieved on or after February 19, 2026, respectively. For the sixth goal, achievement was determined by the number of elements achieved on or before December 31, 2025. The RSUs awarded under the H2 2025 Bonus Plan vested in equal installments on each of March 9, 2026 and April 7, 2026, subject in each case to the participant’s continued status as a service provider through the respective vesting date. In accordance with ASC 718 Compensation - Stock Compensation, the Company determined that the H2 2025 Bonus Plan awards were equity awards with a performance condition, and classified them as equity.
On March 6, 2026, the Compensation Committee approved a performance-based stock compensation program (the “2026 PSU Program”) under which RSUs were granted to eligible employees. The RSUs vest based on (i) the Company’s cumulative achievement of organizational performance objectives during the 2026 calendar year (the “Performance Period”) and (ii) continued service through the vesting date of March 22, 2027. The number of shares ultimately issued is determined based on an earned percentage ranging from 0% to 200%, as determined by the Compensation Committee following the Performance Period. In accordance with ASC 718, Compensation—Stock Compensation, the Company determined that the 2026 PSU Program awards were equity awards with a performance condition, and classified them as equity.
On June 21, 2023, the Compensation Committee approved long-term incentive performance-based RSU awards (“LTI Awards”) to certain employees of the Company. The LTI Awards were scheduled to vest in a single installment on June 21, 2026, provided that (i) certain performance conditions are met on or prior to that date and (ii) the employee continues to be a service provider through the vesting date. The Company considered the probability of achieving each of the performance goals at the end of each reporting period and recognized expense over the requisite service period when achievement of the goal was determined to be probable, adjusting the expense if the probability of achieving the goal later changed. The performance conditions were not met, and the LTI awards did not vest.
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
On February 12, 2024, the Compensation Committee approved long-term performance-based RSU awards (“LPA Awards”) to certain employees of the Company. The LPA Awards have the same performance conditions as the awards granted under the 2024 Bonus Plan and will vest in three equal annual installments on the anniversary of the grant date, provided that performance conditions are satisfied and the employee continues to be a service provider through the respective vesting dates. In accordance with ASC 718 Compensation - Stock Compensation, the Company determined that these LPA Awards are equity awards with performance and service conditions, and classified them as equity.
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

Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$36,938	$21,196	$67,910	$43,330
Selling, general and administrative expenses	15,033	5,362	28,106	10,247
Total stock-based compensation expense	$51,971	$26,558	$96,016	$53,577
Shares Subject to Repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of June 30, 2026 and December 31, 2025, 533,278 and 708,731 shares, respectively, were subject to repurchase at a weighted average price of $0.04 per share and $0.04 per share, respectively, and $0.0 million and $0.0 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, upon completion of the Reverse Recapitalization 2,677,200 shares of Legacy Joby preferred stock which were subject to time-based vesting conditions were converted to shares of restricted common stock. As of June 30, 2026 and December 31, 2025, the number of such shares that were subject to repurchase was 445,997 and 668,384, respectively.
Note 12. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors that provide services to the Company. Services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located, and an aircraft charter. Expenses and related payments to these vendors totaled $0.1 million and $0.3 million during the three and six months ended June 30, 2026, respectively and $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively. The Company owed these vendors $0.0 million and $0.0 million as of June 30, 2026 and December 31, 2025, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.7 million and $1.3 million during the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million during the three and six months ended June 30, 2025, respectively. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $7.2 million and $7.2 million as of June 30, 2026 and December 31, 2025, respectively. The Company owed Toyota $0.0 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively.
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
On June 29, 2026, Joby Aero, Inc. (“Joby Aero”), a wholly-owned subsidiary of the Company, entered into a stockholders agreement (the “Stockholders Agreement”) with Joby Toyota Aero Manufacturing Preparation Company, a Delaware corporation (“JTAMPC”), and Toyota, pursuant to which Joby Aero and Toyota jointly incorporated JTAMPC as a joint venture for the purpose of establishing an entity to manufacture the Company’s S4 Series eVTOL aircraft. Substantially simultaneously with the entry into the Stockholders Agreement, each of Joby Aero and Toyota also entered into a common stock purchase agreement with JTAMPC, pursuant to which Joby Aero will acquire 980,000 shares of JTAMPC’s common stock, par value $0.0001 per share (the “JTAMPC Common Stock”), which upon funding, will represent a 49% ownership interest in JTAMPC, for an aggregate cash purchase price of $980,000 to JTAMPC, and Toyota will acquire 1,020,000 shares of the JTAMPC Common Stock, which upon funding, will represent a 51% ownership interest in JTAMPC, for an aggregate cash purchase price of $1,020,000 to JTAMPC.
Note 13. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Because the Company reported a net loss for the three and six months ended June 30, 2026 and 2025, the number of shares used to calculate diluted net loss per common share is the same as the number of shares used to calculate basic net loss per common share for those periods presented because the potentially dilutive shares would have been antidilutive if included in the calculation.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(245,443)	$(324,674)	$(355,393)	$(407,080)
Denominator:
Weighted-average shares outstanding	969,905,441	796,798,437	956,777,375	781,936,215
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.41)	$(0.37)	$(0.52)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30, 2026	June 30, 2025
Common stock warrants	14,237,486	28,783,033
Unvested restricted stock awards	445,997	891,993
Unvested restricted stock units	55,885,904	41,749,976
Options to purchase common stock	5,270,349	7,774,839
Unvested early exercised common stock options	533,278	885,913
If-converted common stock from 2032 Notes (1)	48,634,374	—
Total	125,007,388	80,085,754
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

Note 14. Segment Reporting
The Company has one operating and reportable segment, air transportation and related services (“Services”). The Services segment includes research and development and related activities to research, develop, test, and manufacture the Company’s eVTOL aircraft and supporting systems, which are managed and evaluated on a consolidated basis. The Services revenue primarily includes consideration received for (i) facilitation of passenger transportation via helicopter or fixed-wing aircraft primarily in the Northeast United States and Southern Europe, (ii) performance of customer-directed flights and on-base operations for various DOD agencies, and (iii) other services related to the Company’s core operations. The accounting policies of the services segment are the same as those described in the summary of significant accounting policies.

As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss as reported in the consolidated statement of operations. The measure of segment assets is the total assets as reported in the condensed consolidated balance sheet. The Company does not have intra-entity sales or transfers.
The following table presents the segment disclosures required under U.S. GAAP (in thousands):

	Services Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$38,639	$15	$62,885	$15
Operating expenses:
People related costs, excluding stock based compensation expense	(116,135)	(88,441)	(229,945)	(176,145)
Gain (loss) from change in fair value of warrants, earnout shares, and contingent consideration	(3,347)	(126,295)	102,667	(55,275)
Stock-based compensation expense	(51,971)	(26,558)	(96,016)	(53,577)
Other segment items (1)	(112,629)	(83,395)	(194,984)	(122,098)
Net loss	$(245,443)	$(324,674)	$(355,393)	$(407,080)
(1) Other segment items comprise primarily depreciation and amortization, materials used in research and development activities, government grants (presented as a reduction of research and development expenses), professional services, other overhead expenses, and interest and other income, net.
Geographic Information
Revenue by geography is based on the location where the underlying services are provided. Long-lived assets, net includes property and equipment, net and operating right-of-use assets.
Summary financial data attributable to various geographic regions for the periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
United States	$26,799	$15	$41,349	$15
Europe	10,448	—	18,101	—
Other	1,392	—	3,435	—
	$38,639	$15	$62,885	$15

	June 30, 2026	December 31, 2025
Long-lived assets
United States	$240,314	$160,299
Other	20,434	18,109
	$260,748	$178,408
Note 15. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. The Company did not identify any subsequent events or transactions that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read together with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis includes forward-looking statements that involve risks and uncertainties. Please see the section of this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements.”
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
In August 2025, we acquired Blade Urban Air Mobility, Inc. and its subsidiaries (“Blade”), a technology-powered, global urban air mobility platform. Following the acquisition, Blade continues to operate its air charter broker service as our wholly owned subsidiary. The acquisition unlocked immediate market access, including an established customer base, operational expertise, airport relationships and infrastructure across key urban corridors in New York City and Southern Europe and we believe these will allow us to combine our best-in-class technology with Blade’s experience in delivering premium customer transportation at scale once our aircraft is certified.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of June 30, 2026, we had an accumulated deficit of $3,141 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners, (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Report for the quarter ended March 31, 2026.
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

We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service may include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground, air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety, convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives. We anticipate initial operations in the U.S. under the eVTOL Integration Pilot Program (“eIPP”) to be followed by operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations.
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing companies launch competing solutions in the markets in which we intend to operate or obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Report for the quarter ended March 31, 2026.
Government Certification
We signed a revised, stage 4 “G-1” certification basis for our aircraft with the FAA in July 2022, which was published in final form in the Federal Register in March 2024. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step towards certifying any new aircraft in the U.S. We think of the FAA type certification process in five stages and have made significant progress towards certification. We have completed or substantially completed three of these five stages, are approximately 75% complete in the fourth stage and are making steady progress through the fifth stage. While type certification is required for us to conduct widespread commercial operations in the United States, we see increasingly attractive opportunities under the eIPP to begin initial flights in key U.S. markets that align with our plans for priority launch markets, prior to type certification.
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
With growing USAF interest in hybrid powertrains and autonomy in aviation, we leveraged our existing aircraft platform to address these areas. In the summer of 2025, we participated in the USAF’s Resolute Force Pacific (“REFORPAC”) exercise, successfully demonstrating our Superpilot(TM) autonomous flight technology. We continue to work on autonomy programs with the USAF, including a multi-million dollar, multi-year program to advance our autonomy technology. Additionally, we are working with L3Harris on leveraging our platform to address opportunities to sell aircraft for defense applications. We are actively pursuing additional contracts with the DOD and other government agencies in these areas and believe that our investments in hydrogen-electric and autonomous technology position us to capitalize on these opportunities in the future.
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
The global economy has recently seen a significant rise in tariffs and other protective trade measures that have applied to a wide range of finished goods and raw materials. While tariffs have not had a significant impact on our business, financial condition or results of operations to date due to the limited scale of our prototype manufacturing and focus on certification efforts, over time new tariffs or other restrictions imposed in connection with trade wars or political instability could increase the costs of raw materials and other goods, both for us and our suppliers, particularly as we begin to scale our manufacturing operations and produce aircraft for commercial use. We believe that our high level of vertical integration, coupled with our investments in U.S. manufacturing facilities, gives us a competitive advantage with increased flexibility to adapt to future trade policy changes and are actively working to minimize the potential impact of any such tariffs or other restrictions. For a more comprehensive discussion, please see the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Report for the quarter ended March 31, 2026.
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

Seasonality
Revenue from the Blade passenger business typically peaks during the second and third quarters of each fiscal year due to the busy summer travel season, and experiences lower volume during the first and fourth quarters.
Components of Results of Operations
Revenue
Revenue consists of passenger revenue and other revenue.
Passenger revenue primarily includes revenue generated from the transportation of passengers via helicopter or fixed-wing aircraft, booked through Blade. Flights are typically booked through Blade associates, the Blade app, or third-party channels and paid for principally via credit card transactions, wire transfers, checks, customer credits, and gift cards. Flight payments are typically collected at the time of booking before the performance of the related service, and revenue is recognized when the service is completed.
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
Operating expenses
Cost of Revenue
Cost of Revenue consists primarily of costs related to operators of aircraft and vehicles, flight support, maintenance personnel, expenses associated with support aircraft such as rent and fuel, depreciation of capitalized ground support equipment, and our aircraft fuel or electricity cost, landing fees, pilot salaries, as directly attributed to our performance of the flight services, costs of providing engineering services and costs associated with rental income from third-party leasing arrangements. Flight services expenses do not include the costs of manufacturing our aircraft and aircraft parts as such costs are expensed when incurred as Research and Development Expenses (see below).
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
2025 Acquisition
On August 29, 2025, the Company completed the acquisition of 100% of the outstanding equity of Blade Urban Air Mobility, Inc., a wholly owned subsidiary of Strata Critical Medical, Inc., f/k/a Blade Air Mobility, Inc. Blade operates a technology-powered, global urban air mobility platform through which it provides air charter broker and other services. The transaction is expected to unlock immediate market access and infrastructure across key urban corridors in New York City and Southern Europe that allows the Company to combine its best-in-class technology with Blade’s experience of delivering premium customer transportation at scale.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended June 30,		Change
	2026	2025	($)	(%)
Revenue	38,639	15	38,624	n.m.
Operating expenses:
Cost of Revenue	28,298	10	28,288	n.m.
Research and development	194,662	136,387	58,275	43%
Selling, general and administrative	76,562	31,482	45,080	143%
Total operating expenses	299,522	167,879	131,643	78%
Loss from operations	(260,883)	(167,864)	(93,019)	55%
Interest and other income, net	18,929	9,849	9,080	92%
Loss on common stock issuance in private placement	—	(40,258)	40,258	(100)%
Gain (loss) from change in fair value of warrants, earnout shares and contingent consideration, net	(3,347)	(126,295)	122,948	(97)%
Total other income (loss), net	15,582	(156,704)	172,286	(110)%
Loss before income taxes	(245,301)	(324,568)	79,267	(24)%
Income tax expense	142	106	36	34%
Net loss	$(245,443)	$(324,674)	79,231	(24)%

Revenue
Revenue increased by $38.6 million to $38.6 million during the three months ended June 30, 2026 from $0.0 million during the three months ended June 30, 2025 primarily due to the passenger service revenue from our Blade offering after the Blade acquisition, increased revenue from engineering services provided to third parties and rental income from third-party leasing arrangements.
Operating expenses
Cost of Revenue
Cost of Revenue increased by $28.3 million to $28.3 million during the three months ended June 30, 2026 from $0.0 million during the three months ended June 30, 2025 primarily due to the passenger service costs from our Blade offering after Blade acquisition, cost of providing engineering services and costs associated with third-party leasing arrangements.
Research and Development Expenses
Research and development expenses increased by $58.3 million, or 43%, to $194.7 million during the three months ended June 30, 2026 from $136.4 million during the three months ended June 30, 2025. The increase was primarily attributable to increases in personnel and related costs to support aircraft engineering, software development, prototype manufacturing, and certification.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $45.1 million, or 143%, to $76.6 million during the three months ended June 30, 2026 from $31.5 million during the three months ended June 30, 2025. The increase was primarily attributable to increases in stock-based compensation, payroll, legal and other indirect operating expenses associated with the Blade acquisition and increases in marketing spend.

Total Other Income (Loss), Net
Total other income (loss), net increased by $172.3 million, or 110%, to a gain of $15.6 million during the three months ended June 30, 2026 from a loss of $156.7 million during the three months ended June 30, 2025. The increase was driven primarily by a $122.9 million favorable change in the fair value of warrants, earnout shares and contingent consideration, net. It was further driven by a $9.1 million increase in interest and other income, net, primarily due to higher investible funds following our equity and convertible note offerings in February 2026, partially offset by interest expense on the convertible notes issued in February 2026 and mortgage loan entered into in connection with the acquisition of an industrial property. The increase also reflected the absence in 2026 of a $40.3 million loss recognized in 2025 on the issuance of common stock in a private placement, which represented the difference between the aggregate purchase price received and the fair value of shares issued as of the date of issuance.
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
Revenue	62,885	15	62,870	n.m.
Operating expenses:
Cost of Revenue	47,101	10	47,091	n.m.
Research and development	372,132	270,674	101,458	37%
Selling, general and administrative	138,115	60,479	77,636	128%
Total operating expenses	557,348	331,163	226,185	68%
Loss from operations	(494,463)	(331,148)	(163,315)	49%
Interest and other income, net	36,713	19,747	16,966	86%
Loss on common stock issuance in private placement	—	(40,258)	40,258	(100)%
Gain (loss) from change in fair value of warrants, earnout shares and contingent consideration, net	102,667	(55,275)	157,942	(286)%
Total other income (loss), net	139,380	(75,786)	215,166	(284)%
Loss before income taxes	(355,083)	(406,934)	51,851	(13)%
Income tax expense	310	146	164	112%
Net loss	$(355,393)	$(407,080)	51,687	(13)%

Revenue
Revenue increased by $62.9 million to $62.9 million during the six months ended June 30, 2026 from $0.0 million during the six months ended June 30, 2025 primarily due to the passenger service revenue from our Blade offering after Blade acquisition, increased revenue from engineering services provided to third parties and rental income from third-party leasing arrangements.
Operating expenses
Cost of Revenue
Cost of Revenue increased by $47.1 million to $47.1 million during the six months ended June 30, 2026 from $0.0 million during the six months ended June 30, 2025 primarily due to the passenger service costs from our Blade offering after Blade acquisition, cost of providing engineering services and costs associated with third-party leasing arrangements.
Research and Development Expenses
Research and development expenses increased by $101.5 million, or 37%, to $372.1 million during the six months ended June 30, 2026 from $270.7 million during the six months ended June 30, 2025. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $77.6 million, or 128%, to $138.1 million during the six months ended June 30, 2026 from $60.5 million during the six months ended June 30, 2025. The increase was primarily attributable to increases in stock-based compensation, payroll and other indirect operating expenses associated with the Blade acquisition and increases in legal and marketing spend.
Total Other Income (Loss), Net
Total other income (loss), net increased by $215.2 million, or 284%, to a gain of $139.4 million during the six months ended June 30, 2026 from a loss of $75.8 million during the six months ended June 30, 2025. The increase was driven primarily by a $157.9 million favorable change in the fair value of warrants, earnout shares and contingent consideration, net. It was further driven by a $17.0 million increase in interest and other income, net, primarily due to higher investible funds following our equity and convertible note offerings in February 2026, partially offset by interest expense on the convertible notes issued in February 2026 and mortgage loan entered into in connection with the acquisition of an industrial property. The increase also reflected the absence in 2026 of a $40.3 million loss recognized in 2025 on the issuance of common stock in a private placement, which represented the difference between the aggregate purchase price received and the fair value of the shares issued as of the date of issuance.
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
In December 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, as sales agents (“Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $300.0 million of our common stock in an “at-the-market” offering (“ATM Offering”). As of June 30, 2026, 29,950,799 shares of our common stock have been sold pursuant to the Equity Distribution Agreement for net proceeds of $282.4 million. As of June 30, 2026, $8.1 million remains available for sale under the Equity Distribution Agreement.
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
As of December 31, 2025, we had received $34.6 million from the exercise of our Public Warrants.

In January 2026, we received $70.0 million from the exercise of the first tranche of Delta Warrant (Note 7).
In February 2026, we raised net proceeds of $576.3 million from an underwritten public offering of 52,863,437 shares of our common stock, and net proceeds of $669.7 million from an underwritten public offering of $690.0 million principal amount of 0.75% Convertible Senior Notes due 2032 (“2032 Notes”).
As of June 30, 2026, we had cash, cash equivalents and restricted cash of $636.1 million and short-term investments in marketable securities of $1,634.0 million. Restricted cash, totaling $6.2 million, reflects primarily cash temporarily retained for an aircraft purchase and a security deposit on leased facilities. We believe that our cash, cash equivalents and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
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
Our principal uses of cash in recent periods were to fund our research and development activities, personnel costs and support services. Near-term cash requirements will also include spending on manufacturing facilities, ramping up production and supporting production certification, scaled manufacturing operations for commercialization, infrastructure and vertiports development, pilot training facilities, software development and production of aircraft. Our material contractual cash obligations include debt service requirements under the 2032 Notes and the mortgage loan, which was obtained in connection with the March 2026 acquisition of an industrial property in Ohio. The 2032 Notes require semiannual interest payments and, unless earlier repurchased, redeemed or converted, repayment of the $690.0 million aggregate principal amount at maturity in February 2032. The mortgage loan requires monthly interest-only payments at a fixed annual interest rate of 6.784%, with the outstanding principal balance of $30.75 million due at maturity in March 2036. See Note 6, Long-term debt, to our Condensed Consolidated Financial Statements for additional information. Beyond these contractual obligations, our future cash requirements will depend on, among other factors, the timing and amount of our planned operating and capital expenditures.
Cash requirements can fluctuate based on business decisions that could accelerate or defer spending, including the timing or pace of investments, infrastructure and production of aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies, which could require us to seek additional equity or debt financing. If we require additional financing, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to continue our research and development and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition. If adequate funds are not available, we may need to reconsider our investments in production operations, the pace of our production ramp-up, infrastructure investments in vertiports, expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
Net cash (used in) provided by:
Operating activities	$(317,582)	$(217,533)	(100,049)	46%
Investing activities	(579,322)	56,156	(635,478)	n.m.
Financing activities	1,291,249	297,994	993,255	333%
Net change in cash, cash equivalents, and restricted cash	$394,345	$136,617	257,728	189%
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $317.6 million, consisting primarily of a net loss of $355.4 million, adjusted for non-cash items of $96.0 million stock-based compensation expense and $22.9 million depreciation and amortization expense, non-cash interest expense, and amortization of debt discount and issuance costs of $3.6 million and a net decrease in our net working capital of $19.9 million, partially offset by a $102.7 million gain from change in the fair value of warrants, earnout shares and contingent consideration, net and $1.9 million net accretion and amortization of our investments in marketable securities.
Net cash used in operating activities for the six months ended June 30, 2025 was $217.5 million, consisting primarily of a net loss of $407.1 million, adjusted for non-cash items, including a $55.3 million loss from change in the fair value of warrants, earnout shares and contingent consideration, net, $53.6 million stock-based compensation expense, a $40.3 million loss related to common stock issuance in a private placement, a net decrease in our net working capital of $26.7 million and $18.9 million depreciation and amortization expense, partially offset by a $5.1 million net accretion and amortization of our investments in marketable securities.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 of $579.3 million was primarily due to purchases of marketable securities of $814.1 million and purchases of property and equipment of $106.6 million, partially offset by proceeds from sales and maturities of marketable securities of $341.3 million.
Net cash provided by investing activities for the six months ended June 30, 2025 was $56.2 million, primarily due to proceeds from sales and maturities of marketable securities of $368.7 million, partially offset by purchases of marketable securities of $285.4 million and purchases of property and equipment of $27.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $1,291.2 million, primarily due to net proceeds of $576.3 million from the underwritten common stock offering, net proceeds of $669.7 million from issuance of convertible notes, proceeds from the exercise of stock options and warrants of $70.7 million, $30.8 million of proceeds from the mortgage loan and proceeds from the issuance of common stock under the 2021 ESPP of $8.2 million, partially offset by payment for capped calls of $63.3 million and repayments of obligations under finance lease of $1.1 million.
Net cash provided by financing activities for the six months ended June 30, 2025 was $298.0 million, primarily due to net proceeds of $249.9 million from issuance of common stock in private placement with Toyota, net proceeds of $43.0 million from issuance of common stock in at-the-market public offering, proceeds from the issuance of common stock under the 2021 ESPP of $5.0 million and $1.0 million proceeds from exercise of stock options and issuance of common stock warrants, partially offset by repayment of tenant improvement loan and obligations under finance lease of $0.9 million.
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
The significant accounting policies of the Company are described in Note 2 of the audited Consolidated Financial Statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 of our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $2,270.0 million as of June 30, 2026. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills and government and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
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
Archer Litigation
On November 18, 2025, we filed a complaint in the Superior Court of the State of California for the County of Santa Cruz against Archer Aviation, Inc. (“Archer”) and George Kivork alleging, among other things, breach of contract, misappropriation of trade secrets, and interference with contract and prospective economic advantage related to the improper acquisition, retention, and use of our confidential and proprietary business information and trade secrets. The complaint requests damages, disgorgement and restitution, injunctive relief, and attorneys’ fees, costs and expenses. This lawsuit was removed to the United States District Court, Northern District of California, where it remains pending. On January 23, 2026, Archer and Mr. Kivork filed motions to dismiss the complaint, and we filed our opposition to the motion to dismiss on February 13, 2026. On March 9, 2026, Archer filed counterclaims against us alleging false advertising and unfair competition. We filed a motion to dismiss Archer’s counterclaims on April 6, 2026, and Archer filed an opposition on April 20, 2026. On June 5, 2026, the court granted our motion to dismiss and dismissed Archer’s counterclaims in their entirety, with leave to amend. The court also granted in part Archer’s motion to dismiss certain of our claims. We filed our first amended complaint on June 22, 2026 and Archer filed amended counterclaims on June 29, 2026. On July 6, 2026, Archer and Mr. Kivork filed motions to dismiss our first amended complaint. On July 13, 2026, we filed our motion to dismiss Archer’s amended counterclaims. On July 20, 2026, we also filed our oppositions against Archer and Mr. Kivork’s respective motions to dismiss our first amended complaint. We intend to aggressively pursue our claims against Archer and Mr. Kivork and vigorously defend against Archer’s counterclaims.
On March 10, 2026, Archer filed a Section 337 complaint with the U.S. International Trade Commission (ITC) seeking an Exclusion Order to block Joby from importing electric aircraft, power systems, and related components into the United States that allegedly infringe 5 Archer patents. The ITC instituted an investigation pursuant to Archer’s complaint on April 9, 2026, and assigned Administrative Law Judge Doris Johnson Hines to preside over the matter. The investigation is currently in fact discovery, which ends in late September 2026. The evidentiary hearing is scheduled for January 2027, with the Administrative Law Judge’s Initial Determination expected on May 14, 2027. The ITC’s final decision, which can affirm, reverse, or modify the Administrative Law Judge’s Initial Determination, is scheduled to be issued on September 14, 2027. We intend to aggressively defend against Archer’s claims.
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact the Company’s business, please see the section entitled “Risk Factors” in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 6, 2026. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider immaterial, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 14, 2026, Paul Sciarra, Chairman of the Company’s Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell, subject to certain conditions, up to 1,875,000 shares of Company’s common stock held by Sciarra Asset Management, beginning August 13, 2026 and ending February 26, 2027.
On May 15, 2026, Bonny Simi, the Company’s President of Operations, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 320,934 shares of Company’s common stock beginning August 14, 2026 and ending January 29, 2027. This includes the exercise and sale of up to 264,976 shares of Company’s common stock pursuant to stock options held by Ms. Simi.
On May 19, 2026, Greg Bowles, the Company’s Chief Policy Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 164,686 shares of Company’s common stock beginning September 19, 2026 and ending September 24, 2027. This includes the exercise and sale of up to 12,966 shares of Company’s common stock pursuant to stock options held by Mr. Bowles and also includes up to 151,720 shares to be issued upon the vesting of RSUs granted to Mr. Bowles. The actual number of shares that may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs awarded to Mr. Bowles and is not yet determinable.
On May 19, 2026, Didier Papadopoulos, the Company’s President of Aircraft OEM, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 64,507 shares of Company’s common stock beginning August 18, 2026 and ending February 26, 2027. This includes up to 44,507 shares to be issued upon the vesting of RSUs granted to Mr. Papadopoulos. The actual number of shares that may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs awarded to Mr. Papadopoulos and is not yet determinable.
On May 28, 2026, Kate DeHoff, the Company’s Chief Legal Officer and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) of the Exchange Act to sell, subject to certain conditions, up to 278,820 shares of Company’s common stock beginning September 21, 2026 and ending September 17, 2027. This includes up to 219,611 shares to be issued upon the vesting of RSUs granted to Ms. DeHoff. The actual number of shares that may be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold by the Company to satisfy tax withholding obligations arising from the vesting of the RSUs awarded to Ms. DeHoff and is not yet determinable.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Certificate of Amendment to Certificate of Incorporation of Joby Aviation, Inc.	8-K	3.1	6/12/2025
3.3	Bylaws of Joby Aviation, Inc.	8-K	3.1	1/24/2025
10.1	Stockholders Agreement by and among Joby Toyota Aero Manufacturing Preparation Company, Joby Aero, Inc., and Toyota Motor Corporation, dated June 29, 2026.	8-K	10.1	6/30/2026
10.2+#	Advisory Agreement, dated July 4, 2026, by and between Joby Aero, Inc. and Redwood Epicormic Aerospace, LLC				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Joby Aviation, Inc.

Date: August 5, 2026	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: August 5, 2026	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer and Treasurer