Form 10-Q
period 2026-09-30
Joby Aviation, Inc.
filed 2026-11-05
CIK 1819848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________
Commission File Number: 001-39524
_____________________________________________
Joby Aviation, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________________

Delaware	98-1548118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Encinal Street, Santa Cruz, CA Attn: Chief Financial Officer	95060
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (831) 201-6700
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	JOBY	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,016,642,259 shares of common stock outstanding as of November 2, 2026.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in this report and in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 and our quarterly report on Form 10-Q filed with the SEC on May 6, 2026. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$521,527	$240,810
Short-term investments	1,676,339	1,167,106
Total cash, cash equivalents and short-term investments	2,197,866	1,407,916
Restricted cash	254	220
Accounts and other receivables	9,503	7,139
Prepaid expenses and other current assets	36,541	30,479
Total current assets	2,244,164	1,445,754
Property and equipment, net	241,535	146,571
Operating lease right-of-use assets	29,558	31,837
Restricted cash	1,193	693
Intangible assets	16,315	18,859
Goodwill	89,390	89,422
Other non-current assets	65,037	61,933
Total assets	$2,687,192	$1,795,069
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,030	$3,604
Operating lease liabilities, current portion	8,839	8,404
Accrued expenses and other current liabilities	108,829	48,018
Total current liabilities	122,698	60,026
Operating lease liabilities, net of current portion	23,347	26,167
Long-term debt	702,571	—
Warrant liability	12,139	104,878
Earnout shares liability	56,138	156,692
Other non-current liabilities	23,483	37,593
Total liabilities	940,376	385,356
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.0001 par value - 100,000,000 shares authorized. No shares issued and outstanding.	—	—
Common stock: $0.0001 par value - 2,800,000,000 shares authorized; 1,013,047,718 and 915,076,698 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	101	91
Additional paid-in capital	5,110,524	4,193,684
Accumulated deficit	(3,352,802)	(2,785,579)
Accumulated other comprehensive income (loss)	(11,007)	1,517
Total stockholders’ equity	1,746,816	1,409,713
Total liabilities and stockholders’ equity	$2,687,192	$1,795,069
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$55,089	$22,574	$117,974	$22,589
Operating expenses:
Cost of Revenue	39,019	10,060	86,120	10,070
Research and development	208,599	149,163	580,731	419,837
Selling, general and administrative	85,568	45,018	223,683	105,497
Total operating expenses	333,186	204,241	890,534	535,404
Loss from operations	(278,097)	(181,667)	(772,560)	(512,815)
Interest and other income, net	16,732	9,673	53,445	29,420
Loss on common stock issuance in private placement	—	—	—	(40,258)
Gain (loss) from change in fair value of warrants, earnout shares and contingent consideration, net	49,765	(229,149)	152,432	(284,424)
Total other income (loss), net	66,497	(219,476)	205,877	(295,262)
Loss before income taxes	(211,600)	(401,143)	(566,683)	(808,077)
Income tax expense	230	83	540	229
Net loss	$(211,830)	$(401,226)	$(567,223)	$(808,306)
Net loss per share, basic and diluted	$(0.22)	$(0.48)	$(0.59)	$(1.01)
Weighted-average common shares outstanding, basic and diluted	978,533,969	844,551,006	964,109,268	803,188,296
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(211,830)	$(401,226)	$(567,223)	$(808,306)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities	(5,275)	1,003	(13,155)	563
Foreign currency translation gain	400	169	631	638
Total other comprehensive gain (loss)	(4,875)	1,172	(12,524)	1,201
Comprehensive loss	$(216,705)	$(400,054)	$(579,747)	$(807,105)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	915,076,698	$91	$4,193,684	$(2,785,579)	$1,517	$1,409,713
Net loss	—	—	—	(109,950)	—	(109,950)
Stock-based compensation	—	—	41,161	—	—	41,161
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	691,952	—	512	—	—	512
Issuance of common stock upon release of restricted stock units	5,003,139	—	—	—	—	—
Issuance of common stock in Public Offering, net of issuance cost of $23,664	52,863,437	6	576,330	—	—	576,336
Issuance of common stock upon exercise of Delta Warrant	7,000,000	1	69,999	—	—	70,000
Reclassification of Delta Warrant liability upon exercise	—	—	37,870	—	—	37,870
Issuance of common stock upon exercise of public warrants	3,174	—	47	—	—	47
Payment for capped call transactions	—	—	(63,273)	—	—	(63,273)
Other comprehensive loss	—	—	—	—	(4,705)	(4,705)
Balance at March 31, 2026	980,638,400	$98	$4,856,330	$(2,895,529)	$(3,188)	$1,957,711
Net loss	—	—	—	(245,443)	—	(245,443)
Stock-based compensation	—	—	49,056	—	—	49,056
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	429,542	—	149	—	—	149
Issuance of common stock upon release of restricted stock units	4,259,555	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	1,193,455	1	8,190	—	—	8,191
Issuance of common stock upon exercise of public warrants	297	—	3	—	—	3
Other comprehensive loss	—	—	—	—	(2,944)	(2,944)
Balance at June 30, 2026	986,521,249	$99	$4,913,728	$(3,140,972)	$(6,132)	$1,766,723
Net loss	—	—	—	(211,830)	—	(211,830)
Stock-based compensation	—	—	51,717	—	—	51,717
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	391,713	—	299	—	—	299
Issuance of common stock upon release of restricted stock units	3,537,805	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance costs of $1,796	20,174,525	2	128,202	—	—	128,204
Issuance of common stock upon exercise of public warrants	2,625	—	27	—	—	27
Issuance of common stock in settlement of contingent consideration	2,419,801	—	16,551	—	—	16,551
Other comprehensive loss	—	—	—	—	(4,875)	(4,875)
Balance at September 30, 2026	1,013,047,718	$101	$5,110,524	$(3,352,802)	$(11,007)	$1,746,816
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	784,176,364	$78	$2,768,605	$(1,855,737)	$(583)	$912,363
Net loss	—	—	—	(82,406)	—	(82,406)
Stock-based compensation	—	—	27,019	—	—	27,019
Issuance of common stock upon exercise of stock options	807,475	—	547	—	—	547
Issuance of common stock upon release of restricted stock units	4,063,821	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $81	246,167	1	1,993	—	—	1,994
Vesting of early exercised stock options	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	(89)	(89)
Balance at March 31, 2025	789,293,827	$79	$2,798,177	$(1,938,143)	$(672)	$859,441
Net loss	—	—	—	(324,674)	—	(324,674)
Stock-based compensation	—	—	26,558	—	—	26,558
Issuance of common stock upon exercise of stock options	886,924	—	421	—	—	421
Issuance of common stock upon release of restricted stock units	3,736,901	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $1,486	5,853,452	1	40,967	—	—	40,968
Issuance of common stock under the Employee Stock Purchase Plan	1,148,609	—	5,022	—	—	5,022
Issuance of common stock in private placement, net of issuance cost of $95	49,701,790	5	290,158	—	—	290,163
Vesting of early exercised stock options	—	—	275	—	—	275
Other comprehensive income	—	—	—	—	118	118
Balance at June 30, 2025	850,621,503	$85	$3,161,578	$(2,262,817)	$(554)	$898,292
Net loss	—	—	—	(401,226)	—	(401,226)
Stock-based compensation	—	—	30,232	—	—	30,232
Issuance of common stock upon exercise of stock options and vesting of early exercised stock options	1,209,289	—	1,252	—	—	1,252
Issuance of common stock upon release of restricted stock units	3,051,514	—	—	—	—	—
Issuance of common stock in at-the-market public offering, net of issuance cost of $3,272	7,059,395	1	100,909	—	—	100,910
Issuance of common stock upon exercise of private warrants	4,128,197	—	70,468	—	—	70,468
Issuance of common stock upon exercise of public warrants	2,881,758	—	58,700	—	—	58,700
Issuance of common stock in Blade acquisition	5,325,585	1	75,942	—	—	75,943
Vesting of earnout shares	—	—	60,709	—	—	60,709
Other comprehensive income	—	—	—	—	1,172	1,172
Balance at September 30, 2025	874,277,241	$87	$3,559,790	$(2,664,043)	$618	$896,452
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(567,223)	$(808,306)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization expense	34,945	29,095
Stock-based compensation expense	150,681	86,447
(Gain) loss from change in the fair value of warrants, earnout shares and contingent consideration, net	(152,432)	284,424
Non-cash interest expense, and amortization of debt discount and issuance costs	3,046	—
Loss on common stock issuance in private placement	—	40,258
Net accretion and amortization of investments in marketable debt securities	(2,116)	(7,292)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and other receivables and prepaid expenses and other current assets	(1,464)	8,938
Other non-current assets	785	(213)
Accounts payable and accrued expenses and other current liabilities	68,307	9,018
Non-current liabilities	(20,748)	905
Net cash used in operating activities	(486,219)	(356,726)
Cash flows from investing activities
Purchases of marketable securities	(1,052,307)	(594,231)
Proceeds from sales and maturities of marketable securities	532,035	565,555
Purchases of property and equipment and other long-lived assets	(131,299)	(40,109)
Acquisitions, net of cash	39	1,883
Net cash used in investing activities	(651,532)	(66,902)
Cash flows from financing activities
Underwritten public offering gross proceeds	600,000	—
Underwritten public offering commission and offering expenses	(23,664)	—
Gross proceeds from issuance of convertible notes	690,000	—
Convertible notes underwriting discounts and commissions and issuance costs	(20,311)	—
Proceeds from mortgage loan	30,750	—
Payment for capped call transactions	(63,273)	—
Proceeds from issuance of common stock in private placement, net	—	249,905
At-the-market public offering gross proceeds	130,000	148,711
At-the-market public offering commission and offering expenses	(1,796)	(4,839)
Proceeds from the issuance of common stock under the Employee Stock Purchase Plan	8,191	5,022
Proceeds from the exercise of stock options and warrants	71,012	35,042
Repayments of obligations under finance lease and tenant improvement loan	(1,907)	(1,195)
Net cash provided by financing activities	1,419,002	432,646
Net change in cash, cash equivalents and restricted cash	281,251	9,018
Cash, cash equivalents and restricted cash, at the beginning of the period	241,723	200,389
Cash, cash equivalents and restricted cash, at the end of the period	$522,974	$209,407
Reconciliation of cash, cash equivalents and restricted cash in balance sheets
Cash and cash equivalents	$521,527	208,367
Restricted cash	1,447	1,040
Cash, cash equivalents and restricted cash in balance sheets	$522,974	$209,407
Non-cash investing and financing activities
Common stock issued as acquisition consideration	$7,631	$74,496
Unpaid property and equipment purchases	$1,293	$4,788
Property and equipment purchased through finance leases	$5,856	$3,665
Right-of-use assets acquired through operating leases	$4,463	$3,853
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

JOBY AVIATION, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Company and Nature of Business
Description of Business
Joby Aviation, Inc. (“Joby” or “the Company”) is a next-generation aviation company. Its aircraft, propulsion and autonomy technologies span both commercial aviation and defense applications. Joby also operates Blade, a leading urban air mobility business providing air charter broker and other passenger transportation services in the United States and Europe. Joby intends to operate its fast, quiet and convenient, fully-electric vertical takeoff and landing (“eVTOL”) air taxi service in cities around the world and sell its aircraft to other operators and partners. The Company is headquartered in Santa Cruz, California.
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
Certain information and footnote disclosures normally included in the Company’s annual audited Consolidated Financial Statements and accompanying notes have been condensed or omitted in these accompanying interim Condensed Consolidated Financial Statements and footnotes. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited Consolidated Financial Statements as of that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Accordingly, the accompanying interim Condensed Consolidated Financial Statements included herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.
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

Concentrations
Major Customers
No single customer accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2026. One customer accounted for 10% or more of the Company’s revenue for the three and nine months ended September 30, 2025.
One customer accounted for 12% of the Company’s accounts and other receivables as of September 30, 2026 and December 31, 2025.
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
The Company’s financial liabilities measured at fair value on a recurring basis consist of Level 1 and Level 3 liabilities. The Company’s Public Warrants (as defined in Note 7) were classified within Level 1 because their fair value was determined using quoted market prices. All remaining Public Warrants expired unexercised on August 10, 2026, and no Public Warrant liability remained as of September 30, 2026. The Company classifies the Delta Warrant and Earnout Shares Liability (as defined in Note 7) within Level 3, because they are valued using unobservable inputs that are significant to the fair value measurement. The Delta Warrant and Earnout Shares Liability are measured at fair value on a recurring basis. The EBITDA Earnout liability (as defined in Note 4) was measured at fair value within Level 3 until the performance contingency was resolved on September 1, 2026. The liability was settled on September 8, 2026 (see Note 4). Changes in fair value are recorded in total other income (loss), net in the condensed consolidated statements of operations.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured on a recurring basis by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$471,798	$—	$—	$471,798
Municipal securities		12,013		12,013
Cash equivalents	$471,798	$12,013	$—	$483,811
Term deposits	$—	$30,580	$—	$30,580
Asset-backed securities	—	24,442	—	24,442
Government debt securities	—	1,229,101	—	1,229,101
Municipal securities	—	236,011	—	236,011
Corporate debt securities	—	156,205	—	156,205
Available-for-sale investments	—	1,676,339	—	1,676,339
Total fair value of assets	$471,798	$1,688,352	$—	$2,160,150

Liabilities measured at fair value
Common stock warrant liabilities (Delta)	$—	$—	$12,139	$12,139
Warrant liability	—	—	12,139	12,139
Earnout Shares Liability	—	—	56,138	56,138
Total fair value of liabilities	$—	$—	$68,277	$68,277

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets measured at fair value
Money market funds	$218,080	$—	$—	$218,080
Cash equivalents	$218,080	$—	$—	$218,080
Term deposits	$—	$30,937	$—	$30,937
Asset-backed securities	—	94,183	—	94,183
Government debt securities	—	641,172	—	641,172
Corporate debt securities	—	400,814	—	400,814
Available-for-sale investments	—	1,167,106	—	1,167,106
Total fair value of assets	$218,080	$1,167,106	$—	$1,385,186

Liabilities measured at fair value
Common stock warrant liabilities (Public)	$56,392	$—	$—	$56,392
Common stock warrant liabilities (Delta)	—	—	48,486	48,486
Warrant liability	56,392	—	48,486	104,878
Earnout Shares Liability	—	—	156,692	156,692
EBITDA Earnout liability	—	—	13,424	13,424
Total fair value of liabilities	$56,392	$—	$218,602	$274,994

The following is a summary of the Company’s available-for-sale securities (in thousands):

	September 30, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,580	$—	$—	$—	$30,580
Asset-backed securities	24,447	—	(5)	—	24,442
Government debt securities	1,238,761	—	(9,660)	—	1,229,101
Municipal securities	237,514	2	(1,505)	—	236,011
Corporate debt securities	156,513	—	(308)	—	156,205
Total	$1,687,815	$2	$(11,478)	$—	$1,676,339

	December 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Allowance for credit losses	Fair value
Assets measured at fair value
Term deposits	$30,937	$—	$—	$—	$30,937
Asset-backed securities	93,990	193	—	—	94,183
Government debt securities	640,270	902	—	—	641,172
Corporate debt securities	400,231	592	(9)	—	400,814
Total	$1,165,428	$1,687	$(9)	$—	$1,167,106
The weighted-average remaining maturity of the Company’s investment portfolio was less than one year as of the periods presented. No individual security was in a continuous significant unrealized loss position for greater than 12 months. There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the nine months ended September 30, 2026 and 2025.

The following table presents a reconciliation of the beginning and ending balances of the Company’s Level 3 financial liabilities (in thousands). Changes in fair value are recognized within total other income (loss), net in the condensed consolidated statements of operations:

	Earnout Shares Liability	Common Stock Warrant Liability (Delta)	EBITDA Earnout Liability
Fair value as of January 1, 2026	$156,692	$48,486	$13,424
Change in fair value	(100,554)	1,523	3,127
Issuance (Settlement) of liability	—	(37,870)	(16,551)
Balance subject to recurring fair value measurement as of September 30, 2026	$56,138	$12,139	$—

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
The Company acquired all assets and assumed liabilities of Blade for initial purchase consideration of $92.4 million, consisting of (i) 5,325,585 shares of the Company’s common stock with an aggregate fair value of $74.5 million, calculated net of $1.5 million attributed to the Company’s post-combination compensation expense, (ii) payments contingent upon the achievement of future Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets with a fair value of $7.6 million (“EBITDA Earnout”), (iii) indemnity holdback amount of $10.0 million (“Indemnity Holdback”), and (iv) pre-combination-attributed fair value of substitution RSUs of $0.3 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and the assets acquired and liabilities assumed were recognized at their acquisition-date fair values.
In connection with the acquisition, the Company agreed to make payments up to $17.5 million to the Seller, in cash or common stock at the Company’s election, subject to certain adjustments, payable 18 months following the acquisition date if certain key employees of Blade remain employed by the Company (“Retention Earnout”). The Company also issued substitution RSUs with an estimated post-combination-attributed fair value of $2.5 million to certain officers and employees of Blade. The substitution RSUs vest contingent upon each employee’s continued employment with the Company or its subsidiaries, and are recognized as stock-based compensation expense over the RSUs’ vesting terms, commencing on the acquisition date. The Retention Earnout and the substitution RSUs are accounted for as post-combination compensation expense within selling, general and administrative expense in the Company’s condensed consolidated statements of operations. At September 30, 2026 and December 31, 2025, the Retention Earnout liability was $12.8 million and $4.0 million, respectively (Note 5).
The Company also entered into a transition services agreement (“TSA”) and Commercial Agreement (“CA”) with the Seller in connection with the acquisition. Under the TSA, the Company and the Seller provide to each other certain transitional services, including technology support, safety and legal support, business unit and flight operations support, certain administrative services, and access to shared contracts and insurance arrangements. Costs incurred in connection with the TSA will be recognized as expense in the period incurred in the Company’s condensed consolidated statements of operations. Under the CA, the Seller must generally offer the Company the right to provide certain medical transport services before engaging competing providers for a period of eight years from the closing date.
The EBITDA Earnout provided for payments of up to $17.5 million contingent upon the achievement of certain EBITDA targets over the 12-month period from September 1, 2025 through September 1, 2026. At December 31, 2025, the fair value of the EBITDA Earnout was $13.4 million (Note 5), calculated using a risk-neutral Monte Carlo simulation, using Geometric Brownian Motion (GBM), which included significant unobservable Level 3 inputs, such as projected adjusted EBITDA and a discount rate of 7.2%. The performance period ended on September 1, 2026, and the maximum EBITDA targets were achieved. Accordingly, the performance contingency was resolved and the contractual amount payable was fixed at $17.5 million. On September 8, 2026, the Company settled the EBITDA Earnout through the issuance of 2,419,801 shares of its common stock with a fair value of $16.6 million. As a result, no EBITDA Earnout liability remained outstanding as of September 30, 2026.
As part of the acquisition, $10.0 million was retained by the Company to satisfy the Company’s post-closing indemnification claims, if any, against the Seller. The Indemnity Holdback will be released and paid to the Seller 18 months following the closing date, subject to reduction to satisfy indemnification obligations of the Seller, if any. All or a portion of the Indemnity Holdback may be paid, at the Company’s election, in cash or in shares of the Company’s common stock.
The measurement period for the Blade acquisition ended on August 29, 2026, and the purchase price allocation is final. The following table summarizes the Company’s final allocation of the purchase consideration, as adjusted for measurement-

period adjustments that were not material, to the acquisition-date fair values of the assets acquired and liabilities assumed (in thousands):

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

The following table summarizes the fair value and useful lives of intangible assets acquired (in thousands):

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
In connection with the acquisition, the Company recognized $75.1 million of goodwill, which represents the excess of the purchase price over the fair value of the identifiable net assets acquired.
The acquired goodwill is tax deductible. It represents the excess of the purchase consideration over the aggregate fair values of identifiable net assets acquired at the acquisition date and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition.

In connection with the acquisition, the Company recognized $6.0 million of transaction costs during the year ended December 31, 2025, which were related to financial advisory, legal, accounting and other professional fees and were included within selling, general and administrative expense in the Company’s condensed consolidated statements of operations.
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
Note 5. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Equipment	$151,121	$126,874
Buildings	104,964	23,801
Molds and tooling	36,758	33,077
Leasehold and other improvements	31,589	22,831
Computer software	21,840	20,017
Vehicles and aircraft	12,102	3,509
Land	11,158	6,270
Furniture and fixtures	2,612	2,364
Construction in-progress	27,493	36,977
Gross property and equipment	399,637	275,720
Accumulated depreciation and amortization	(158,102)	(129,149)
Property and equipment, net	$241,535	$146,571
Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2026 was $10.4 million and $29.1 million, respectively, and $8.4 million and $24.9 million for the three and nine months ended September 30, 2025, respectively. Vehicles and aircraft include utility automobiles used at the Company’s various facilities and purchased aircraft to support the Company’s air operations and training.
Intangible Assets, Net
The intangible assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Developed technology	$13,100	$13,100
Exclusive rights to air transportation services	8,800	8,800
Lease in-place	3,509	—
Other intangibles	2,500	2,500
Gross intangible assets	27,909	24,400
Accumulated amortization	(11,594)	(5,541)
Intangible assets, net	$16,315	$18,859

Amortization expense related to intangible assets for the three and nine months ended September 30, 2026 was $1.7 million and $5.8 million, respectively, and $1.8 million and $4.2 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the weighted-average amortization period of intangible assets was 5.4 years.
The following table presents the estimated future amortization expense of acquired amortizable intangible assets as of September 30, 2026 (in thousands):

Fiscal Year	Amount
2026 (remainder)	$2,037
2027	5,343
2028	1,582
2029	1,582
2030 and thereafter	5,771
$16,315
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid software	$9,383	$9,263
Prepaid equipment	9,024	2,278
Prepaid taxes	7,782	3,175
Prepaid insurance	1,956	6,151
Prepaid operators	1,464	4,218
Other	6,932	5,394
Total	$36,541	$30,479
Other Non-Current Assets
Other non-current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Contractual agreement asset	$59,611	$59,611
Other non-current assets	5,426	2,322
Total	$65,037	$61,933

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Vendor related accruals	$44,722	$26,589
Retention Earnout liability (Note 4)	12,756	—
Payroll accruals	11,865	5,227
Indemnity Holdback liability (Note 4)	10,000	—
ESPP accrual	7,237	2,062
Contract liabilities under contracts with customers	6,419	7,003
Short-term finance lease liability	3,784	2,254
Accrued flight costs	1,979	142
Other accruals and current liabilities	10,067	4,741
Total	$108,829	$48,018
Other Non-Current Liabilities
Other non-current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Finance lease liabilities	$10,040	$7,447
EBITDA Earnout liability (Note 4)	—	13,424
Indemnity Holdback liability (Note 4)	—	10,000
Retention Earnout liability (Note 4)	—	4,006
Grant liabilities	12,056	1,575
Other non-current liabilities	1,387	1,141
Total	$23,483	$37,593
Note 6. Long-term debt

The Company’s long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Convertible Notes	$671,821	$—
Mortgage Loan	30,750	—
Total	$702,571	$—
Convertible Notes
On February 2, 2026, the Company issued $690.0 million aggregate principal amount of 0.75% convertible senior notes due 2032 (the “2032 Notes”), including the full exercise of the initial purchasers’ option to purchase an additional $90 million principal amount. The Company received net proceeds of $669.7 million from the issuance of the 2032 Notes, after deducting underwriting discounts and commissions and issuance costs. These debt issuance costs are presented as a direct deduction from the carrying amount of the 2032 Notes and are amortized to interest expense using the effective interest method. The unamortized debt issuance costs as of September 30, 2026 amounted to $18.2 million.
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
As of September 30, 2026, none of the conditions permitting early conversion had been met. Accordingly, the 2032 Notes were classified as long-term as of September 30, 2026. The fair value of the 2032 Notes was $494.6 million as of September 30, 2026. The estimated fair value of the 2032 Notes was based on observable quoted prices in markets that are not active and are categorized within Level 2 of the fair value hierarchy under ASC 820 Fair Value Measurement. The effective interest rate on the 2032 Notes was 1.3% per annum. Interest expense recognized totaled $2.1 million, consisting of $1.4 million of contractual interest and $0.7 million of amortization of debt issuance costs for the three months ended September 30, 2026 and $5.5 million, consisting of $3.4 million of contractual interest and $2.1 million of amortization of debt issuance costs for the nine months ended September 30, 2026.
Mortgage Loan
On March 6, 2026, the Company entered into a mortgage loan (the “Mortgage Loan”) in connection with the acquisition of an industrial property (Note 4) which is held through a special purpose entity. The Mortgage Loan has a principal balance of $30.75 million and is secured by a first priority mortgage on the underlying real property, together with an assignment of leases and rents and a pledge of the equity interests in the special purpose entity. The carrying value of the assets pledged as collateral primarily consists of land, building and related lease intangible assets associated with the property. The Mortgage Loan bears interest at a fixed rate of 6.784% per annum and requires interest-only monthly payments, with the outstanding principal balance due at maturity in March 2036. As of September 30, 2026, the carrying value of the real estate assets pledged as collateral, including land and building and related lease intangible assets, was $60.8 million.
The Mortgage Loan agreement includes customary covenants, including debt yield requirements, cash management provisions, and restrictions on additional indebtedness, transfers of the property or ownership interests, and certain leasing and operating activities. The Mortgage Loan also includes customary prepayment provisions, including yield maintenance requirements, which may result in prepayment premiums if the loan is repaid before maturity. As of September 30, 2026, the fair value of the Mortgage Loan was $28.8 million. The fair value was estimated using a discounted cash flow analysis based on current market interest rates for loans with similar terms and is categorized within Level 2 of the fair value hierarchy under ASC 820 Fair Value Measurement.
As of September 30, 2026, the Company was in compliance with all applicable covenants under the 2032 Notes and the Mortgage Loan agreements.
Note 7. Stock Warrants, Earnout Shares and Contingent Consideration
Private Placement and Public Warrants
In connection with the Merger, each of the 17,250,000 publicly-traded warrants (“Public Warrants”) and 11,533,333 private placement warrants (“Private Placement Warrants” and, together with the Public Warrants, the “Common Stock Warrants”) issued to Reinvent Sponsor, LLC (the “Sponsor”) in connection with RTP’s initial public offering and subsequent overallotment were converted into an equal number of warrants that entitled the holder to purchase one share of the Company’s common stock, par value $0.0001 (“Common Stock”) at an exercise price of $11.50 per share, subject to adjustments, and were scheduled to expire five years after the completion of the Merger or earlier upon redemption or the Company’s liquidation. The Company had the right to redeem the outstanding Common Stock Warrants subject to certain Common Stock price and other conditions as defined in the Warrant Agreement between RTP and Continental Stock

Transfer & Trust Company (“Warrant Agreement”) and the Sponsor Agreement by and among the Company, Sponsor and RTP (“Sponsor Agreement”).
The Private Placement Warrants were initially recognized as a liability on August 10, 2021, at a fair value of $21.9 million. On August 11, 2025, the Private Placement Warrants were fully exercised on a cashless basis and 4,128,197 shares of common stock were issued upon this cashless exercise of 11,533,333 private placement warrants. For the three and nine months ended September 30, 2025, the loss from change in the fair value of Private Placement Warrants was $42.8 million and $47.2 million, respectively, classified within the gain (loss) from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations.
The Public Warrants were initially recognized as a liability on August 10, 2021 at a fair value of $32.8 million. The Public Warrant liability was remeasured to fair value using quoted market prices at each reporting date while outstanding and immediately prior to exercise. The liability associated with the remaining 14,234,861 Public Warrants was reduced to zero upon their expiration on August 10, 2026. For the three and nine months ended September 30, 2026, the resulting fair value changes were a gain of $5.1 million and $56.4 million, respectively, classified within the gain (loss) from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the loss from change in the fair value of public warrants was $70.4 million and $77.0 million, respectively. During the three and nine months ended September 30, 2026, 2,625 and 6,096 Public Warrants were exercised, respectively. As of September 30, 2026, no Public Warrants were outstanding.
Earnout Shares Liability
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
Under the vesting schedule, 20% of the Earnout Shares vest in tranches when the volume-weighted average price of the Company’s common stock quoted on the NYSE is greater than $12.00, $18.00, $24.00, $32.00 and $50.00 for any 20 trading days within a period of 30 trading days (each such occurrence a “Triggering Event”). After ten years following the consummation of the Merger (“Earnout Period”), any Earnout Shares which have not yet vested are forfeited. On July 17, 2025, the first Triggering Event occurred when the volume-weighted average price of the Company’s common stock quoted on the NYSE exceeded $12.00 for 20 trading days within a period of 30 consecutive trading days resulting in vesting of 3,426,000 Earnout Shares. No Earnout Shares vested during the three and nine months ended September 30, 2026.
Earnout Shares Liability at the closing of the Merger on August 10, 2021, was $149.9 million based on a Monte Carlo simulation valuation model using a distribution of potential outcomes on a monthly basis over the Earnout Period using the most reliable information available.
During the three and nine months ended September 30, 2026, the Company recognized a gain related to the change in the fair value of the Earnout Shares Liability of $39.5 million and $100.6 million, respectively, included within the gain (loss) from change in fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statement of operations. During the three and nine months ended September 30, 2025, the Company recognized a loss related to the change in the fair value of the Earnout Shares Liability of $102.4 million and $144.2 million, respectively.
Assumptions used in the valuation are as follows:

	September 30, 2026	December 31, 2025
Expected volatility	75.50%	76.10%
Risk-free interest rate	5.08%	3.79%
Dividend rate	0.00%	0.00%
Expected term (in years)	4.86	5.61
The significant unobservable inputs used in the fair value measurement of the Earnout Shares Liability are expected volatility and the probability of a change of control, upon which all unvested Earnout Shares would vest. Holding other inputs constant, an increase in expected volatility would result in a higher fair value, and a decrease would result in a lower fair value, because higher volatility increases the likelihood that the stock price thresholds will be achieved. An increase in the probability of a change of control would result in a higher fair value. Because the value of the Earnout Shares in a change-of-control scenario is largely insensitive to volatility, a higher probability of a change of control would reduce the effect of changes in expected volatility on fair value. The fair value is also significantly affected by the market price of the Company’s common stock, an observable input; an increase in the stock price would result in a higher fair value.
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
The Company concluded that no assets or liabilities were transferred by either party beyond the Company’s issuance of common stock and warrants in exchange for the total cash consideration from Delta, that the umbrella agreement does not constitute a funded research and development agreement in the scope of ASC 730 Research and Development or a collaborative agreement in the scope of ASC 808 Collaborative Agreements, and that the Delta Warrant is a freestanding financial instrument not indexed to the Company’s own stock. Accordingly, the Company recognized the issuance of Common Stock as equity in additional paid-in capital on condensed consolidated balance sheets and the Delta Warrant as a liability on the condensed consolidated balance sheets at fair value.
The Delta Warrant issuance was initially recognized as a liability on October 7, 2022, at a fair value of $16.1 million based on a Monte Carlo simulation valuation model using the most reliable information available. During the three and nine months ended September 30, 2026, the Delta Warrant’s liability was remeasured to fair value as of September 30, 2026, resulting in a gain of $4.2 million and a loss of $1.5 million, respectively, which is included within the gain (loss) from change in the fair value of warrants, earnout shares and contingent consideration, net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recognized a loss related to the change in the fair value of the Delta Warrant liability of $13.6 million and $16.1 million, respectively.
Assumptions used in the valuation of the Delta Warrant are as follows:

	September 30, 2026	December 31, 2025
Expected volatility	75.70%	76.10%
Risk-free interest rate	5.14%	3.92%
Dividend rate	—%	—%
Expected term (in years)	6.0	6.8
The significant unobservable inputs used in the fair value measurement of the Delta Warrant are expected volatility, the probability and timing of achieving the second-tranche milestone, and the probability of a change of control, upon which a portion of the unvested warrants would vest. Holding other inputs constant, a higher probability of achieving the milestone or an earlier expected achievement date would result in a higher fair value. Because a delay in the expected achievement date would generally coincide with a lower probability of achievement, changes in these inputs would tend to compound, while the change-of-control provision would partially offset the effect of a lower probability of achievement. An increase in expected volatility would generally result in a higher fair value; however, because the value cap limits Delta’s economic gain, the fair value is relatively insensitive to changes in expected volatility within a reasonable range. The fair value is also significantly affected by the market price of the Company’s common stock, an observable input; an increase in the stock price would result in a higher fair value, although the value cap limits the extent of the increase.
EBITDA Earnout Liability
In connection with the Company’s acquisition of Blade (Note 4), the Company recorded contingent consideration related to the EBITDA Earnout. The EBITDA Earnout Liability at the closing of the acquisition on August 29, 2025 was $7.6 million based on a Monte Carlo simulation valuation model using the most reliable information available. The earnout performance period ended on September 1, 2026, and achievement of the maximum EBITDA targets resolved the performance contingency. Upon resolution, the amount payable became fixed and was no longer subject to recurring fair value remeasurement. On September 8, 2026, the Company settled the EBITDA Earnout through the issuance of 2,419,801 shares of its common stock with a fair value of $16.6 million (Note 4). Accordingly, no EBITDA Earnout Liability remained outstanding as of September 30, 2026. During the three months ended September 30, 2026, the Company recognized a gain of $0.9 million related to the changes in the fair value of the EBITDA Earnout Liability. During the nine months ended September 30, 2026, the Company recognized a loss of $3.1 million related to the changes in the fair value of the EBITDA Earnout Liability. These amounts are included within the gain (loss) from change in fair value of warrants, earnout shares and contingent consideration, net, in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, no gain or loss related to the changes in the fair value of the EBITDA Earnout Liability was recognized.
Assumptions used in the valuation are as follows:

December 31, 2025
Expected volatility	35.70%
Risk-free interest rate	3.41%
Dividend rate	0.00%
Expected term (in years)	0.66
Note 8. Commitments and Contingencies
Commitments
As of September 30, 2026, the Company had $13 million of unconditional purchase obligations with remaining terms in excess of one year. These obligations primarily relate to the Company’s purchase agreements for certain aircraft parts through 2029.
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
As of September 30, 2026, the Company has remaining unfulfilled obligations under agreements with various aircraft operators to provide aircraft service. The remaining unfulfilled obligation includes amounts within operating lease liability related to aircraft leases embedded within its capacity purchase agreements as included in the operating right-of-use asset and lease liability.
These future unfulfilled obligations were as follows:

For the Year Ending December 31,	Total Unfulfilled Obligation (In thousands)
2027	$2,939
Pending acquisition of Resonant Sciences
On August 8, 2026, the Company entered into an agreement to acquire Strix Holdings, Inc., which, through its subsidiaries, owns Resonant Sciences, LLC, for a base purchase price of $500.0 million, subject to customary adjustments, payable primarily in cash, with approximately $50.0 million expected to be payable in shares of the Company's common stock. The closing is subject to customary conditions, including the receipt of specified regulatory and national security approvals. As of September 30, 2026, the acquisition had not closed.
Infrastructure Arrangement Capital Commitment
In July 2026, a wholly-owned subsidiary of the Company entered into an agreement with Integrated Solutions Holdings, LLC, an affiliate of Atoms, to jointly acquire, develop, own and operate vertiport infrastructure in the United States. Under the agreement, the Company has committed to contribute up to $50.0 million. Additional contributions are required only to fund investments jointly approved by the parties. As of September 30, 2026, the Company had contributed $1.0 million and its remaining unfunded commitment was $49.0 million. The timing and amount of any future contributions will depend on the investments approved.

Legal proceedings
The Company is subject to claims and assessments from time to time in the ordinary course of business. Accruals for litigation and contingencies are reflected in the Condensed Consolidated Financial Statements based on management’s assessment, including the advice of legal counsel, of the expected outcome of litigation or other dispute resolution proceedings and/or the expected resolution of contingencies. Liabilities for estimated losses are accrued if the potential losses from any claims or legal proceedings are considered probable and the amounts can be reasonably estimated. Significant judgment is required in both the determination of probability of loss and the determination as to whether the amount can be reasonably estimated. Accruals are based only on information available at the time of the assessment due to the uncertain nature of such matters. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s condensed consolidated results of operations in a given period. As of September 30, 2026, the Company was not involved in any material legal proceedings except as noted below:
Archer Litigation
On November 18, 2025, the Company filed a complaint in the Superior Court of the State of California for the County of Santa Cruz against Archer Aviation, Inc. (“Archer”) and George Kivork alleging, among other things, breach of contract, misappropriation of trade secrets, and interference with contract and prospective economic advantage related to the improper acquisition, retention, and use of our confidential and proprietary business information and trade secrets. The complaint requests damages, disgorgement and restitution, injunctive relief, and attorneys’ fees, costs and expenses. This lawsuit was removed to the United States District Court, Northern District of California, where it remains pending. On January 23, 2026, Archer and Mr. Kivork filed motions to dismiss the complaint. On March 9, 2026, Archer filed counterclaims against us alleging false advertising and unfair competition. The Company filed a motion to dismiss Archer’s counterclaims on April 6, 2026. On June 5, 2026, the court granted the Company’s motion to dismiss and dismissed Archer’s counterclaims in their entirety, with leave to amend. The court also granted in part Archer’s motion to dismiss certain of the Company’s claims. The Company filed its first amended complaint and Archer filed amended counterclaims in June 2026, and each subsequently filed motions to dismiss.
On September 29, 2026, the court granted the Company’s motion to dismiss Archer’s counterclaims with prejudice. The court also granted in part, with leave to amend, and denied in part, Archer’s motion to dismiss. The Company filed a second amended complaint on October 6, 2026, and on October 20, 2026, Archer and Mr. Kivork filed answers. The Company intends to aggressively pursue its claims against Archer and Mr. Kivork.
On March 10, 2026, Archer filed a Section 337 complaint with the U.S. International Trade Commission (ITC) seeking an Exclusion Order to block the Company from importing electric aircraft, power systems, and related components into the United States that allegedly infringe 5 Archer patents. The ITC instituted an investigation pursuant to Archer’s complaint on April 9, 2026, and assigned Administrative Law Judge (“ALJ”) Doris Johnson Hines to preside over the matter. Fact discovery has closed and the investigation is currently in expert discovery. The ALJ granted a motion terminating the investigation as to one patent. Only four patents remain in the investigation. The evidentiary hearing is scheduled for January 2027, with the ALJ’s Initial Determination expected by May 14, 2027. The ITC’s final decision, which can affirm, reverse, or modify the ALJ’s Initial Determination, is scheduled to be issued by September 14, 2027. The Company intends to aggressively defend against Archer’s claims.
Aerosonic Litigation
On March 7, 2025, Aerosonic LLC filed a complaint against Joby Aero, Inc. in the U.S. District Court for the Middle District of Florida alleging breach of contract and misappropriation of trade secrets relating to air data probes. On October 2, 2026, the jury returned an adverse verdict awarding Aerosonic $116.9 million in damages. The Company strongly disagrees with the verdict, believes it is unsupported by the evidence and inconsistent with applicable law, and intends to vigorously pursue available post-trial and appellate remedies, including motions for judgment as a matter of law. On November 2, 2026, Aerosonic filed a motion seeking injunctive relief.
Based on the facts and circumstances, including the Company's assessment of its post-trial and appellate remedies through which it intends to challenge both the finding of liability and damages, the Company concluded that a loss was not probable as of September 30, 2026 and, accordingly, has not recorded a liability for this matter. The Company believes that a loss is reasonably possible, but, given the uncertainty surrounding post-trial and appellate motions, cannot reasonably estimate the amount of any ultimate loss, including post-judgment interest and any attorneys' fees or other relief that may be awarded.

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
The Company has indemnified its Board of Directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer, other than liabilities arising from willful misconduct of the individual. The Company currently has directors’ and officers’ insurance. The Company did not record any liabilities in connection with these possible obligations as of September 30, 2026 and December 31, 2025.

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
ATM Offering
On August 11, 2026, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Allen & Company LLC and BofA Securities, Inc. (collectively, the “Managers”), pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $750.0 million. The Company will pay the Managers commissions of up to 3% of the gross sales price of shares sold under the Distribution Agreement. From August 11, 2026 through September 30, 2026, the Company sold 20,174,525 shares of common stock and received net proceeds of $128.2 million under the Distribution Agreement.

Note 10. Revenue
Disaggregated Revenue
Disaggregated revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Passenger	$53,225	$13,653	$111,153	$13,653
Other	1,864	8,921	6,821	8,936
Total Revenue	$55,089	$22,574	$117,974	$22,589
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
Other revenue primarily includes revenue from government flight services, engineering services and rental income from third-party operating leasing arrangements. Government flight services revenue primarily includes consideration for the Company’s performance of customer-directed flights and on-base operations for various U.S. Department of Defense (DOD) agencies. The other revenue is recognized (i) over time, as the performance obligations are satisfied, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services, typically measured based on flight hours, service hours, milestones, or other relevant metrics; or (ii) at a point in time when performance obligations are satisfied, or upon termination of a contract, if applicable, when the Company has fulfilled its obligations and no further performance is required. Rental income from third-party operating lease arrangements is recognized on a straight-line basis over the respective lease terms.
Contract Liabilities
Contract liabilities are defined as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration (or the amount is due) from the customer. As of September 30, 2026 and December 31, 2025, the Company’s contract liability balance is $6.4 million and $7.0 million, respectively, classified within accrued and other current liabilities in the condensed consolidated balance sheets. These balances consist of payments from Blade customers and payments for government flight services received in advance of the actual flight, prepaid monthly and annual flight passes, customer credits for flight reservations that were cancelled for good reason by the customer, and prepaid gift card obligations. Customers have one year to use the credit as payment for a future flight with the Company. Revenue recognized out of the beginning balance of contract liability was $2.1 million and $5.2 million for the three months period ended September 30, 2026 and 2025, respectively and $6.4 million and $5.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
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
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2026 is as follows (in thousands, except share and per share data):

	Number of Units	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)
Balances—December 31, 2025	43,604,550	$8.14	$575,580
Granted	29,069,094	$10.35
Vested	(12,801,158)	$7.42
Forfeited	(5,236,716)	$9.62
Balances—September 30, 2026	54,635,770	$9.34	$330,546
The total fair value of RSUs vested for the nine months ended September 30, 2026 and 2025 was $95.0 million and $64.1 million, respectively.
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
The number of shares of common stock available for issuance under the 2021 ESPP will be increased on the first day of each fiscal year beginning on January 1, 2022, in an amount equal to the lesser of (i) a number of shares of common stock equal to half percent (0.5%) of the total number of shares of all classes of common stock of the Company on the last day of the immediately preceding fiscal year, or (ii) such number of shares determined by the Company’s Board of Directors. On January 1, 2026, the number of shares available for issuance under the 2021 ESPP increased by 4,575,383 shares.
Stock-based Compensation Expense
The following sets forth the total stock-based compensation expense for the Company’s stock awards included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$39,529	$25,394	$107,439	$68,724
Selling, general and administrative expenses	15,136	7,476	43,242	17,723
Total stock-based compensation expense	$54,665	$32,870	$150,681	$86,447
Shares Subject to Repurchase
The Company allows certain option holders to exercise unvested options to purchase shares of common stock. Common shares received from such early exercises are subject to a right of repurchase at the original issuance price. The Company’s repurchase right with respect to these shares lapses as the shares vest. These awards are typically subject to a vesting period of six years. As of September 30, 2026 and December 31, 2025, 445,552 and 708,731 shares, respectively, were subject to repurchase at a weighted average price of $0.04 per share and $0.04 per share, respectively, and $0.0 million and $0.0 million, respectively, was recorded within the other non-current liabilities on the Company’s condensed consolidated balance sheets.
In addition, in connection with the Merger, 2,677,200 shares of Legacy Joby preferred stock which were subject to time-based vesting conditions were converted to shares of restricted common stock. As of September 30, 2026 and December 31, 2025, the number of such shares that were subject to repurchase was 334,803 and 668,384, respectively.
Note 12. Related Party Transactions
The Company’s Chief Executive Officer and founder has ownership interests in certain vendors that provide services to the Company. Services purchased from these vendors include rent of office space and certain utilities and maintenance services related to the property on which the rented premises are located, and an aircraft charter. Expenses and related payments to these vendors totaled $0.2 million and $0.5 million during the three and nine months ended September 30, 2026, respectively and $0.3 million and $0.6 million during the three and nine months ended September 30, 2025, respectively. The Company owed these vendors $0.0 million and $0.0 million as of September 30, 2026 and December 31, 2025, respectively.
Toyota Motor Corporation (“Toyota”) is a beneficial owner of more than 10% of the voting interests of the Company and has the right to designate a director for election to the Company’s Board of Directors. Toyota is developing prototypes and supplying parts and materials for some of the Company’s manufactured subassembly components. The Company made payments to Toyota for these parts and materials totaling $0.4 million and $1.7 million during the three and nine months ended September 30, 2026, respectively, and $0.3 million and $0.8 million during the three and nine months ended September 30, 2025, respectively. Additionally, the Company identified an embedded finance lease within the Company’s purchase and sale agreement with Toyota for subassembly components in the amount of $7.2 million and $7.2 million as of September 30, 2026 and December 31, 2025, respectively. The Company owed Toyota $0.0 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively.
In October 2024, the Company and Toyota signed a stock purchase agreement pursuant to which Toyota committed to invest up to an additional $500 million, subject to the satisfaction of certain closing conditions. In May 2025, the Company completed the initial closing under this stock purchase agreement and issued 49,701,790 shares at the per share purchase price of $5.03, for an aggregate purchase price of $250,000,000 (“Initial Closing”). The Company recorded a noncash loss of $40.3 million in relation to the Initial Closing to account for the difference between the amount of aggregate purchase price and the fair value of shares issued as of the date of issuance. The fair value of the stock as of the date of issuance was determined based on the market price of the Company’s shares adjusted for a lack of marketability discount, as issued shares were not registered with the SEC.
On June 29, 2026, Joby Aero, Inc. (“Joby Aero”), a wholly-owned subsidiary of the Company, entered into a stockholders agreement (the “Stockholders Agreement”) with Joby Toyota Aero Manufacturing Preparation Company, a Delaware corporation (“JTAMPC”), and Toyota, pursuant to which Joby Aero and Toyota jointly incorporated JTAMPC as a joint venture for the purpose of establishing an entity to manufacture the Company’s S4 Series eVTOL aircraft. Substantially simultaneously with the entry into the Stockholders Agreement, each of Joby Aero and Toyota also entered into a common stock purchase agreement with JTAMPC, pursuant to which Joby Aero agreed to acquire 980,000 shares of JTAMPC’s common stock, par value $0.0001 per share (the “JTAMPC Common Stock”), for an aggregate cash purchase price of $980,000, and Toyota agreed to acquire 1,020,000 shares of the JTAMPC Common Stock, for an aggregate cash purchase price of $1,020,000. The share purchases were funded in August 2026, following which Joby Aero and Toyota held 49% and 51% ownership interests in JTAMPC, respectively.
Note 13. Net Loss per Share Attributable to Common Stockholders
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share gives effect to all potentially dilutive securities outstanding during the period, using the treasury stock method or the if-converted method, as applicable, including any related adjustments to the numerator, to the extent their effect is dilutive. For the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share were the same because the effect of potentially dilutive securities was antidilutive.
As of September 30, 2026 and 2025, respectively, 5,833,333 and 12,833,333 shares of common stock issuable upon exercise of the Delta Warrant were excluded from the computation of diluted net loss per share and the table of antidilutive securities below because the applicable milestones had not been achieved. In addition, the 13,704,000 Earnout Shares, although legally issued and outstanding, were excluded from the computation of basic and diluted net loss per share because they remained contingently returnable pending achievement of the applicable stock price thresholds. See Note 7 for additional information regarding the terms of the Delta Warrant and the Earnout Shares.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(211,830)	$(401,226)	$(567,223)	$(808,306)
Denominator:
Weighted-average shares outstanding	978,533,969	844,551,006	964,109,268	803,188,296
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.48)	$(0.59)	$(1.01)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30, 2026	September 30, 2025
Common stock warrants	—	14,367,942
Unvested restricted stock awards	334,803	780,799
Unvested restricted stock units	54,635,770	40,295,737
Options to purchase common stock	4,899,866	6,900,057
Unvested early exercised common stock options	445,552	796,458
If-converted common stock from 2032 Notes (1)	48,634,374	—
Total	108,950,365	63,140,993
(1) On February 2, 2026, the Company issued $690.0 million in aggregate principal amount of the 2032 Notes (Note 6). The Company applies the if-converted method in computing the effect of the 2032 Notes on diluted net loss per share attributable to common stockholders. The 2032 Notes were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. In connection with the issuance of the 2032 Notes, the Company entered into the Capped Call Transactions (Note 9), which were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive.

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
As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss as reported in the condensed consolidated statements of operations. The measure of segment assets is the total assets as reported in the condensed consolidated balance sheets. The Company does not have intra-entity sales or transfers.
The following table presents the segment disclosures required under U.S. GAAP (in thousands):

	Services Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$55,089	$22,574	$117,974	$22,589
Operating expenses:
People related costs, excluding stock based compensation expense	(123,394)	(94,793)	(353,339)	(270,938)
Gain (loss) from change in fair value of warrants, earnout shares, and contingent consideration	49,765	(229,148)	152,432	(284,424)
Stock-based compensation expense	(54,665)	(32,870)	(150,681)	(86,447)
Other segment items (1)	(138,625)	(66,989)	(333,609)	(189,086)
Net loss	$(211,830)	$(401,226)	$(567,223)	$(808,306)

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
Summary financial data attributable to various geographic regions for the periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
United States	$37,499	$17,991	$78,848	$18,006
Europe	16,744	3,169	34,845	3,169
Other	846	1,414	4,281	1,414
	$55,089	$22,574	$117,974	$22,589

	September 30, 2026	December 31, 2025
Long-lived assets
United States	$250,195	$160,299
Other	20,898	18,109
	$271,093	$178,408

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
On August 8, 2026, we entered into a stock purchase agreement (the “Resonant Purchase Agreement”) with Strix Holdings, Inc., Strix Parent, LLC, and members of RS Seller Holdco, LLC (such members, the “Management Members”), pursuant to which we agreed to acquire Strix Holdings, Inc., which, through its subsidiaries, owns Resonant Sciences, LLC (together with its subsidiaries, “Resonant Sciences”) for approximately $500.0 million, subject to certain adjustments. Such payment will be made in cash, with the exception of stock consideration payable to the Management Members (as defined in the Resonant Purchase Agreement), which shall be equal to 40% of the purchase price payable to the Management Members and is expected to comprise approximately $50.0 million of the total consideration under the Resonant Purchase Agreement. This stock consideration will be at a per share price equal to $7.4752, which represents the average of the daily volume-weighted average sales price per share on the NYSE for the twenty (20) consecutive trading days ending on and including the trading day that was two (2) trading days before the date of the Resonant Purchase Agreement. The closing of the acquisition is subject to the satisfaction or waiver of a number of conditions, including, among others, the completion of a pre-closing restructuring of Resonant Sciences, the receipt of certain required regulatory approvals, and other customary conditions. Upon closing, Resonant Sciences will become our dedicated defense business and continue to operate under the Resonant Sciences name, led by Co-Founder and CEO J. Micah North. Our existing defense initiatives, which are built on more than a decade of work with defense and intelligence customers, are expected to be combined with

Resonant Sciences. Housing this work within Resonant Sciences will allow our commercial aviation organization to maintain its primary focus on certifying, manufacturing, and commercializing our electric air taxi.
In September 2026, we commenced flight operations under the U.S. eVTOL Integration Pilot Program (“eIPP”), in partnership with the Texas Department of Transportation and in coordination with the FAA. Our initial operations in the Dallas-Fort Worth region included piloted vertical takeoff and landing flights. These activities represent an important step in our preparations for commercial service, providing opportunities to develop operational procedures, demonstrate aircraft performance in real-world environments, and advance coordination with regulators and local stakeholders. We expect to expand our activities under the eIPP, subject to applicable regulatory approvals and operational requirements, as we continue pursuing FAA type certification.
Since our inception in 2009, we have been primarily engaged in research and development of eVTOL aircraft. We have incurred net operating losses and negative cash flows from operations in every year since our inception. As of September 30, 2026, we had an accumulated deficit of $3,353 million. We have funded our operations primarily with proceeds from the issuance of stock, convertible notes and the proceeds from our merger in August 2021 with Reinvent Technology Partners (“RTP”), a special purpose acquisition company, through which we became a publicly-traded company.
Key Factors Affecting Operating Results
For a more comprehensive discussion of the risks and uncertainties that could impact our business, please see the section entitled “Risk Factors” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2025 and quarterly report on Form 10-Q for the quarter ended March 31, 2026.
Development of the Global Urban Air Mobility (“UAM”) Market
Our UAM revenue will be directly tied to the continued development of short distance aerial transportation. While we believe the global market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We are targeting carrying our first passengers in 2026. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization.
We believe one of the primary drivers for adoption of our aerial ridesharing service is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our aerial ridesharing service may include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground, air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the safety, convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives. We anticipate initial operations in the eIPP to be followed by operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations.
Competition
We believe that the primary sources of competition for our service are ground-based mobility solutions, other eVTOL developers/operators and local/regional incumbent aircraft charter services. While we expect to be first to market with an eVTOL facilitated aerial ridesharing service, we expect this industry to be dynamic and increasingly competitive and our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not receive any competitive advantage or may be overtaken by other competitors. If new or existing companies launch competing solutions in the markets in which we intend to operate or obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for eVTOL aircraft and aerial ridesharing, making it easier for them to obtain the permits and authorizations required to operate an aerial ridesharing service in the markets in which we intend to launch or in other markets. If we do not capture the first mover advantage that we anticipate, it may harm our business, financial condition, operating results and prospects. For a more comprehensive discussion, please see the section entitled “Risk Factors” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2025 and quarterly report on Form 10-Q for the quarter ended March 31, 2026.

Government Certification
We signed a revised, stage 4 “G-1” certification basis for our aircraft with the FAA in July 2022, which was published in final form in the Federal Register in March 2024. This agreement lays out the specific requirements that need to be met by our aircraft for it to be certified for commercial operations. Reaching this milestone marks a key step towards certifying any new aircraft in the U.S. We think of the FAA type certification process in five stages and have made significant progress towards certification. We have completed or substantially completed three of these five stages, more than 80% complete in the fourth stage and are making steady progress through the fifth and final stage. While type certification is required for us to conduct widespread commercial operations in the United States, we see increasingly attractive opportunities under the eIPP to begin initial flights in key U.S. markets that align with our plans for priority launch markets, prior to type certification.
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
U.S. Government Contracts
In December 2020, we became, to our knowledge, the first company to receive airworthiness approval for an eVTOL aircraft for a flight clearance from the USAF to conduct a government test. Our multi-year relationship with the U.S. Department of Defense (DOD) and other U.S. government agencies has provided us with a compelling opportunity to more thoroughly understand the operational capabilities and maintenance profiles of our aircraft in advance of commercial launch.
With growing USAF interest in hybrid powertrains and autonomy in aviation, we leveraged our existing aircraft platform to address these areas. In the summer of 2025, we participated in the USAF’s Resolute Force Pacific (“REFORPAC”) exercise, successfully demonstrating our autonomous flight technology. We continue to work on autonomy programs with the USAF, including a multi-million dollar, multi-year program to advance our autonomy technology. In October 2026, following successful cross-country flights of a Cessna Caravan equipped with our autonomous technology, we announced that the U.S. Air Force expanded contracts related to our autonomous flight technology, bringing the Air Force’s total commitment from $20 million to nearly $37 million. Additionally, we are working with L3Harris on leveraging our platform to address opportunities to sell aircraft for defense applications. We are actively pursuing additional contracts with the DOD and other government agencies in these areas and believe that our investments in hydrogen-electric and autonomous technology position us to capitalize on these opportunities in the future.
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
The global economy has recently seen a significant rise in tariffs and other protective trade measures that have applied to a wide range of finished goods and raw materials. While tariffs have not had a significant impact on our business, financial condition or results of operations to date due to the limited scale of our prototype manufacturing and focus on certification efforts, over time new tariffs or other restrictions imposed in connection with trade wars or political instability could increase the costs of raw materials and other goods, both for us and our suppliers, particularly as we begin to scale our manufacturing operations and produce aircraft for commercial use. We believe that our high level of vertical integration, coupled with our investments in U.S. manufacturing facilities, gives us a competitive advantage with increased flexibility to adapt to future trade policy changes and are actively working to minimize the potential impact of any such tariffs or other restrictions. For a more comprehensive discussion, please see the section entitled “Risk Factors” in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2025 and quarterly report on Form 10-Q for the quarter ended March 31, 2026.
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
We expect our research and development expenses to increase as we increase staffing to support aircraft engineering and software development, build aircraft, and continue to explore and develop next-generation aircraft and technologies.
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
Gain (loss) from changes in Fair Value of Warrants, Earnout Shares and Contingent Consideration
Publicly traded warrants (“Public Warrants”), private placement warrants issued to Sponsor (“Private Placement Warrants”), warrants issued to Delta Air Lines, Inc. (“Delta Warrant”), shares of common stock owned by Sponsor subject to certain terms on vesting, lock-up and transfer (“Earnout Shares”) and contingent consideration related to the Blade acquisition EBITDA Earnout were initially recorded as liabilities and were remeasured to fair value at each balance sheet date. The Private Placement Warrants were fully exercised on August 11, 2025, and all remaining Public Warrants expired unexercised on August 10, 2026. Accordingly, neither the Private Placement Warrants nor the Public Warrants remained outstanding as of September 30, 2026. The EBITDA Earnout performance contingency was resolved on September 1, 2026, following achievement of the maximum EBITDA targets and the amount payable became fixed at $17.5 million and was no longer subject to recurring fair value remeasurement. On September 8, 2026, we settled the $17.5 million EBITDA Earnout through the issuance of 2,419,801 shares of our common stock with a fair value of $16.6 million. Accordingly, no EBITDA Earnout liability remained outstanding as of September 30, 2026. We expect to continue recognizing gains or losses in the condensed consolidated statements of operations from fair value adjustments to the Delta Warrant and Earnout Shares liabilities at each reporting date. See Note 7 to our condensed consolidated financial statements for additional information.
2025 Acquisition
On August 29, 2025, we completed the acquisition of 100% of the outstanding equity of Blade Urban Air Mobility, Inc. (“Blade”), a wholly owned subsidiary of Strata Critical Medical, Inc., f/k/a Blade Air Mobility, Inc. Blade operates a technology-powered, global urban air mobility platform through which it provides air charter broker and other services. The transaction unlocked immediate market access and infrastructure across key urban corridors in New York City and Southern Europe and allowed us to combine our best-in-class technology with Blade’s experience of delivering premium customer transportation at scale.
We acquired all assets and assumed liabilities of Blade for initial purchase consideration of $92.4 million, consisting of (i) 5,325,585 shares of our common stock with an aggregate fair value of $74.5 million, calculated net of $1.5 million attributed to our post-combination compensation expense, (ii) payments contingent upon the achievement of future Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets with a fair value of $7.6 million (“EBITDA Earnout”), (iii) indemnity holdback amount of $10.0 million (“Indemnity Holdback”), and (iv) pre-combination-attributed fair value of substitution RSUs of $0.3 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed in a business combination be recognized at their acquisition-date fair values (see Note 4).
Interest and Other Income, Net
Interest and other income, net includes interest earned on our cash and cash equivalents and investments in marketable securities, as well as interest expense associated with our convertible notes and mortgage loan.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Three Months Ended September 30,		Change
	2026	2025	($)	(%)
Revenue	$55,089	$22,574	32,515	144%
Operating expenses:
Cost of Revenue	39,019	10,060	28,959	288%
Research and development	208,599	149,163	59,436	40%
Selling, general and administrative	85,568	45,018	40,550	90%
Total operating expenses	333,186	204,241	128,945	63%
Loss from operations	(278,097)	(181,667)	(96,430)	53%
Interest and other income, net	16,732	9,673	7,059	73%
Gain (loss) from change in fair value of warrants, earnout shares and contingent consideration, net	49,765	(229,149)	278,914	(122)%
Total other income (loss), net	66,497	(219,476)	285,973	(130)%
Loss before income taxes	(211,600)	(401,143)	189,543	(47)%
Income tax expense	230	83	147	177%
Net loss	$(211,830)	$(401,226)	189,396	(47)%
Revenue
Revenue increased by $32.5 million to $55.1 million during the three months ended September 30, 2026 from $22.6 million during the three months ended September 30, 2025 primarily due to the inclusion of a full quarter of passenger revenue from our Blade offering in 2026, compared to approximately one month in 2025 following the August 29, 2025 acquisition, partially offset by lower government flight services revenue from DOD agencies.
Operating expenses
Cost of Revenue
Cost of Revenue increased by $29.0 million to $39.0 million during the three months ended September 30, 2026 from $10.1 million during the three months ended September 30, 2025 primarily due to the inclusion of a full quarter of passenger service costs from our Blade offering in 2026, compared to approximately one month in 2025 following the August 29, 2025 acquisition. The increase also reflected costs of providing engineering services and costs associated with third-party leasing arrangements.
Research and Development Expenses
Research and development expenses increased by $59.4 million, or 40%, to $208.6 million during the three months ended September 30, 2026 from $149.2 million during the three months ended September 30, 2025. The increase was primarily attributable to increases in personnel and related costs to support aircraft engineering, software development, prototype manufacturing, and certification.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $40.6 million, or 90%, to $85.6 million during the three months ended September 30, 2026 from $45.0 million during the three months ended September 30, 2025. The increase was primarily attributable to the inclusion of a full quarter of Blade’s selling, general and administrative expenses in 2026, compared to approximately one month in 2025 following the August 29, 2025 acquisition, increases in legal and marketing spending, stock-based compensation, payroll, and acquisition-related costs associated with our pending acquisition of Resonant Sciences.
Total Other Income (Loss), Net
Total other income (loss), net increased by $286.0 million, or 130%, to a gain of $66.5 million during the three months ended September 30, 2026 from a loss of $219.5 million during the three months ended September 30, 2025. The increase was primarily driven by a $278.9 million favorable change in the fair value of warrants, earnout shares and contingent consideration, net. It was further driven by a $7.1 million increase in interest and other income, net, primarily due to higher investible funds following our equity and convertible note offerings in February 2026, partially offset by interest expense on the convertible notes issued in February 2026 and mortgage loan entered into in connection with the acquisition of an industrial property.
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The following table summarizes our historical results of operations for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2026	2025	($)	(%)
Revenue	$117,974	$22,589	95,385	422%
Operating expenses:
Cost of Revenue	86,120	10,070	76,050	755%
Research and development	580,731	419,837	160,894	38%
Selling, general and administrative	223,683	105,497	118,186	112%
Total operating expenses	890,534	535,404	355,130	66%
Loss from operations	(772,560)	(512,815)	(259,745)	51%
Interest and other income, net	53,445	29,420	24,025	82%
Loss on common stock issuance in private placement	—	(40,258)	40,258	(100)%
Gain (loss) from change in fair value of warrants, earnout shares and contingent consideration, net	152,432	(284,424)	436,856	(154)%
Total other income (loss), net	205,877	(295,262)	501,139	(170)%
Loss before income taxes	(566,683)	(808,077)	241,394	(30)%
Income tax expense	540	229	311	136%
Net loss	$(567,223)	$(808,306)	241,083	(30)%
Revenue
Revenue increased by $95.4 million to $118.0 million during the nine months ended September 30, 2026 from $22.6 million during the nine months ended September 30, 2025 primarily due to the inclusion of nine months of passenger revenue from our Blade offering in 2026, compared to approximately one month in 2025 following the August 29, 2025 acquisition, partially offset by lower government flight services revenue from DOD agencies.
Cost of Revenue
Cost of Revenue increased by $76.1 million to $86.1 million during the nine months ended September 30, 2026 from $10.1 million during the nine months ended September 30, 2025 primarily due to the inclusion of nine months of passenger service costs from our Blade offering in 2026, compared to approximately one month in 2025 following the August 29,

2025 acquisition. The increase also reflected costs of providing engineering services and costs associated with third-party leasing arrangements.
Research and Development Expenses
Research and development expenses increased by $160.9 million, or 38%, to $580.7 million during the nine months ended September 30, 2026 from $419.8 million during the nine months ended September 30, 2025. The increase was primarily attributable to increases in personnel to support aircraft engineering, software development, manufacturing process development, and certification.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $118.2 million, or 112%, to $223.7 million during the nine months ended September 30, 2026 from $105.5 million during the nine months ended September 30, 2025. The increase was primarily attributable to the inclusion of nine months of Blade’s selling, general and administrative expenses in 2026, compared to approximately one month in 2025 following the August 29, 2025 acquisition, increases in legal and marketing spend, stock-based compensation, payroll and acquisition-related costs associated with our pending acquisition of Resonant Sciences.
Total Other Income (Loss), Net
Total other income (loss), net increased by $501.1 million, or 170%, to a gain of $205.9 million during the nine months ended September 30, 2026 from a loss of $295.3 million during the nine months ended September 30, 2025. The increase was primarily driven by a $436.9 million favorable change in the fair value of warrants, earnout shares and contingent consideration, net. It was further driven by a $24.0 million increase in interest and other income, net, primarily due to higher investible funds following our equity and convertible note offerings in February 2026, partially offset by interest expense on the convertible notes issued in February 2026 and mortgage loan entered into in connection with the acquisition of an industrial property. The increase also reflected the absence in 2026 of a $40.3 million loss recognized in 2025 on the issuance of common stock in a private placement, which represented the difference between the aggregate purchase price received and the fair value of the shares issued as of the date of issuance.
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
In December 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC and Allen & Company LLC, as sales agents (the “2024 Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $300.0 million of our common stock in an “at-the-market” offering. As of September 30, 2026, 29,950,799 shares of our common stock have been sold pursuant to the 2024 Equity Distribution Agreement for net proceeds of $282.4 million. No amounts remained available for sale under the 2024 Equity Distribution Agreement.
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
In August 2026, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Allen & Company LLC and BofA Securities, Inc., as sales agents (the “2026 Equity Distribution Agreement”), through which we may offer and sell, from time to time at our sole discretion, up to an aggregate of $750.0 million of our common stock in an “at-the-market” offering (“2026 ATM Offering”). As of September 30, 2026, 20,174,525 shares of our common stock have been sold pursuant to the 2026 Equity Distribution Agreement for net proceeds of $128.2 million. As of September 30, 2026, $620.0 million remains available for sale under the 2026 Equity Distribution Agreement.
As of September 30, 2026, we had cash, cash equivalents and restricted cash of $523.0 million and short-term investments in marketable securities of $1,676.3 million. Restricted cash, totaling $1.4 million, primarily consists of security deposits for leased facilities and collateral for bonds required in the ordinary course of business. We believe that our cash, cash equivalents and short-term investments will satisfy our working capital and capital requirements for at least the next twelve months.
Long-Term Liquidity Requirements
We expect our cash and cash equivalents on hand together with additional proceeds from the second tranche of the Toyota Investment and cash we expect to generate from future operations will provide sufficient funding to support us beyond the initial launch of our commercial operations. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financing to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.
Our principal uses of cash in recent periods were to fund our research and development activities, personnel costs and support services. Near-term cash requirements will also include spending on manufacturing facilities, ramping up production and supporting production certification, scaled manufacturing operations for commercialization, infrastructure and vertiports development, pilot training facilities, software development, production of aircraft and our acquisition of Resonant Sciences. Our material contractual cash obligations include debt service requirements under the 2032 Notes and the mortgage loan, which was obtained in connection with the March 2026 acquisition of an industrial property in Ohio, along with the cash portion of the consideration to be paid for the acquisition of Resonant Sciences. The 2032 Notes require semiannual interest payments and, unless earlier repurchased, redeemed or converted, repayment of the $690.0 million aggregate principal amount at maturity in February 2032. The mortgage loan requires monthly interest-only payments at a fixed annual interest rate of 6.784%, with the outstanding principal balance of $30.75 million due at maturity in March 2036. See Note 6, Long-term debt, to our Condensed Consolidated Financial Statements for additional information. Beyond these contractual obligations, our future cash requirements will depend on, among other factors, the timing and amount of our planned operating and capital expenditures.
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
Cash Flows
The following tables set forth a summary of our cash flows for the periods indicated (in thousands, except percentage):

	Nine Months Ended September 30,		Change
	2026	2025	($)	(%)
Net cash (used in) provided by:
Operating activities	$(486,219)	$(356,726)	(129,493)	36%
Investing activities	(651,532)	(66,902)	(584,630)	874%
Financing activities	1,419,002	432,646	986,356	228%
Net change in cash, cash equivalents, and restricted cash	$281,251	$9,018	272,233	n.m.
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $486.2 million, consisting primarily of a net loss of $567.2 million, adjusted for non-cash items of $150.7 million stock-based compensation expense, $34.9 million depreciation and amortization expense, non-cash interest expense and amortization of debt discount and issuance costs of $3.0 million, and a net decrease in our net working capital of $46.9 million, partially offset by $152.4 million gain from change in the fair value of warrants, earnout shares and contingent consideration, net and $2.1 million net accretion and amortization of our investments in marketable securities.
Net cash used in operating activities for the nine months ended September 30, 2025 was $356.7 million, consisting primarily of a net loss of $808.3 million, adjusted for non-cash items, including a $284.4 million loss from change in the fair value of warrants, earnout shares and contingent consideration, net, $86.4 million stock-based compensation expense, a $40.3 million loss related to common stock issuance in a private placement, a net decrease in our net working capital of $18.6 million and $29.1 million depreciation and amortization expense, partially offset by a $7.3 million net accretion and amortization of our investments in marketable securities.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 of $651.5 million was primarily due to purchases of marketable securities of $1,052.3 million and purchases of property and equipment of $131.3 million, partially offset by proceeds from sales and maturities of marketable securities of $532.0 million.
Net cash used in investing activities for the nine months ended September 30, 2025 was $66.9 million, primarily due to purchases of marketable securities of $594.2 million and purchases of property and equipment of $40.1 million partially offset by proceeds from sales and maturities of marketable securities of $565.6 million and net cash acquired in the Blade acquisition of $1.9 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $1,419.0 million, primarily due to net proceeds of $576.3 million from the underwritten common stock offering, net proceeds of $669.7 million from issuance of convertible notes, net proceeds of $128.2 million from the 2026 ATM Offering, proceeds from the exercise of stock options and warrants of $71.0 million, $30.8 million of proceeds from the mortgage loan and proceeds from the issuance of common stock under the 2021 ESPP of $8.2 million, partially offset by payment for capped calls of $63.3 million and repayments of obligations under finance lease of $1.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $432.6 million, primarily due to net proceeds of $249.9 million from issuance of common stock in private placement with Toyota, net proceeds of $143.9 million from issuance of common stock in at-the-market public offering, proceeds from the issuance of common stock under the 2021 ESPP of $5.0 million and $35.0 million proceeds from exercise of stock options and common stock warrants, partially offset by repayment of tenant improvement loan and obligations under finance lease of $1.2 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates applicable to our short-term investments. We had cash, cash equivalents, restricted cash and investments in short-term marketable securities totaling $2,199.3 million as of September 30, 2026. Cash equivalents and short-term investments were invested primarily in money market funds, U.S. treasury bills, government and municipal securities and corporate bonds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly rated securities, issued by the U.S. government and corporations or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize external investment managers who adhere to the guidelines of their investment policies. A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents or short-term investments or our interest income.
Our 2032 Notes bear interest at a fixed rate of 0.75% and our Mortgage Loan bears interest at a fixed rate of 6.784%; therefore, changes in market interest rates do not affect our interest expense or cash flows related to these obligations. The fair values of the 2032 Notes and the Mortgage Loan will generally fluctuate with changes in market interest rates, and the fair value of the 2032 Notes will also fluctuate with changes in the market price of our common stock. Because these obligations are carried at amortized cost on our condensed consolidated balance sheets, changes in their fair values do not affect our financial results. See Note 6 for additional information.
Foreign Currency Risk
Our reporting currency is the U.S. dollar. Certain of our subsidiaries, primarily our passenger operations in Southern Europe and our operations in Germany, use the Euro as their functional currency. As a result, we are exposed to foreign currency risk from the translation of these subsidiaries’ results of operations and net assets into U.S. dollars, with translation adjustments recorded in accumulated other comprehensive income (loss). Revenue generated in Europe represented approximately 30% of our total revenue for the three and nine months ended September 30, 2026; however, because the costs of these operations, including payments to aircraft operators, are also largely denominated in Euros, changes in exchange rates have a partially offsetting effect on our results of operations. A hypothetical 10% change in the exchange rate between the U.S. dollar and the Euro would not have had a material impact on our condensed consolidated financial statements. We do not currently hedge our foreign currency exposure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Archer Litigation
On November 18, 2025, we filed a complaint in the Superior Court of the State of California for the County of Santa Cruz against Archer Aviation, Inc. (“Archer”) and George Kivork alleging, among other things, breach of contract, misappropriation of trade secrets, and interference with contract and prospective economic advantage related to the improper acquisition, retention, and use of our confidential and proprietary business information and trade secrets. The complaint requests damages, disgorgement and restitution, injunctive relief, and attorneys’ fees, costs and expenses. This lawsuit was removed to the United States District Court, Northern District of California, where it remains pending. On January 23, 2026, Archer and Mr. Kivork filed motions to dismiss the complaint. On March 9, 2026, Archer filed counterclaims against us alleging false advertising and unfair competition. We filed a motion to dismiss Archer’s counterclaims on April 6, 2026. On June 5, 2026, the court granted our motion to dismiss and dismissed Archer’s counterclaims in their entirety, with leave to amend. The court also granted in part Archer’s motion to dismiss certain of our claims. We filed our amended complaint and Archer filed amended counterclaims in June 2026, and each subsequently filed motions to dismiss.
On September 29, 2026, the court granted our motion to dismiss Archer’s counterclaims with prejudice. The court also granted in part, with leave to amend, and denied in part, Archer’s motion to dismiss. We filed an amended complaint on October 6, 2026, and on October 20, 2026, Archer and Mr. Kivork filed answers. We intend to aggressively pursue our claims against Archer and Mr. Kivork.
On March 10, 2026, Archer filed a Section 337 complaint with the U.S. International Trade Commission (ITC) seeking an Exclusion Order to block Joby from importing electric aircraft, power systems, and related components into the United States that allegedly infringe 5 Archer patents. The ITC instituted an investigation pursuant to Archer’s complaint on April 9, 2026, and assigned Administrative Law Judge (“ALJ”) Doris Johnson Hines to preside over the matter. Fact discovery has closed and the investigation is currently in expert discovery. The ALJ granted a motion terminating the investigation as to one patent. Only four patents remain in the investigation. The evidentiary hearing is scheduled for January 2027, with the ALJ’s Initial Determination expected by May 14, 2027. The ITC’s final decision, which can affirm, reverse, or modify the ALJ’s Initial Determination, is scheduled to be issued by September 14, 2027. We intend to aggressively defend against Archer’s claims.
Aerosonic Litigation
On March 7, 2025, Aerosonic LLC filed a complaint against Joby Aero, Inc. in the U.S. District Court for the Middle District of Florida alleging breach of contract and misappropriation of trade secrets relating to air data probes. On October 2, 2026, the jury returned an adverse verdict awarding Aerosonic $116.9 million in damages. We strongly disagree with the verdict, believe it is unsupported by the evidence and inconsistent with applicable law, and intend to vigorously pursue available post-trial and appellate remedies, including motions for judgment as a matter of law. On November 2, 2026, Aerosonic filed a motion seeking injunctive relief.
Item 1A. Risk Factors.
Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a more comprehensive discussion of the risks and uncertainties that could impact our business, please see the section entitled “Risk Factors” in this quarterly report and our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 and our quarterly report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 6, 2026. Any of these factors, in whole or in part, as well as other risks not currently known to us or that we currently consider immaterial, could materially and adversely affect our business, prospects, financial condition, operating results and the price of our common stock.

In addition to the other information set forth in this Form 10-Q, including in the Forward-Looking Statements, MD&A, and the Condensed Consolidated Financial Statements and accompanying notes, we have provided additional risk factors below regarding our pending acquisition of Resonant Sciences, our pending litigation, and the impact they could have on our financial results.
Our acquisition of Resonant Sciences is subject to closing conditions, some of which are beyond our control, and we cannot guarantee that closing will take place on the timeline currently anticipated or at all. Certain payments related to such acquisition will be made in shares of our common stock, which could cause dilution to our stockholders and otherwise depress our stock price.
On August 8, 2026, we entered into a stock purchase agreement (the “Resonant Purchase Agreement”) with Strix Holdings, Inc., Strix Parent, LLC, and members of RS Seller Holdco, LLC (such members, the “Management Members”), pursuant to which we will acquire Strix Holdings, Inc., which, through its subsidiaries, owns Resonant Sciences, LLC (together with its subsidiaries, “Resonant Sciences”). The Resonant Purchase Agreement provides, among other things, that we will pay $500.0 million as consideration, subject to certain adjustments. Such payment will be made in cash, with the exception of stock consideration payable to the Management Members, which shall be equal to 40.0% of the purchase price payable to the Management Members and is expected to comprise approximately $50.0 million of the total consideration under the Resonant Purchase Agreement. This stock consideration will be at a per share price equal to $7.4752, which represents the average of the daily volume-weighted average sales price per share on the NYSE for the twenty (20) consecutive trading days ending on and including the trading day that was two (2) trading days before the date of the Resonant Purchase Agreement. Because the purchase price payable to the Management Members is subject to certain adjustments, we are currently unable to determine the aggregate number of shares that may be issued pursuant to the Resonant Purchase Agreement; however, any such issuance of shares of our common stock would be subject to applicable rules and regulations, including the limitations set forth in Section 312.03 of the New York Stock Exchange Listed Company Manual.
The closing of the acquisition is subject to the satisfaction or waiver of a number of conditions, including, among others, the completion of a pre-closing restructuring of Resonant Sciences, the receipt of certain required regulatory approvals, and other customary conditions. We may experience delays and difficulties in satisfying the conditions for closing, and cannot guarantee that closing will take place on the timeline currently anticipated or at all. Some of the conditions to closing, including the required regulatory approvals, are outside of our control and it is possible that not all of the closing conditions to acquisition will be satisfied. Such adverse developments, including any failure to close, could adversely impact our business, financial condition, results of operations and liquidity.
Legal proceedings, claims and other disputes could adversely affect our business, financial condition or results of operations.
We are, and may in the future become, involved in legal proceedings or other disputes. Regardless of outcome or merit, legal proceedings can result in significant legal fees and can divert the attention of management and other resources. An unfavorable outcome in such proceedings could result in substantial monetary judgments against us, injunctive relief that could delay or prevent the use of our technology, or cause us to expend additional resources in connection with an appeal. Any of these impacts could adversely affect our business, financial condition or results of operations. For example, in October 2026, a jury returned an adverse verdict awarding Aerosonic $116.9 million in damages in a trade secret dispute and Aerosonic has moved for injunctive relief. We intend to appeal the verdict, which will likely incur significant additional legal expenses and there is no guarantee that we will be successful in overturning or reducing the amount awarded by the jury.
Although we are unable to precisely estimate the ultimate dollar amount of exposure to loss in connection with litigation matters, we make accruals as warranted. However, the amounts that we accrue could vary significantly from the amounts we actually pay, due to inherent uncertainties of the estimation process and uncertainties involved in litigation generally. For more information on our pending litigation, see Part II, Item 1, Legal Proceedings of this Quarterly Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
2.1†#	Stock Purchase Agreement dated August 8, 2026, by and among, Joby Aviation, Inc., Strix Holdings, Inc., Strix Parent, LLC and members of RS Seller Holdco, LLC	8-K	2.1	8/11/2026
3.1	Amended and Restated Certificate of Incorporation of Joby Aviation, Inc.	S-3	3.1	9/6/2024
3.2	Certificate of Amendment to Certificate of Incorporation of Joby Aviation, Inc.	8-K	3.1	6/12/2025
3.3	Bylaws of Joby Aviation, Inc.	8-K	3.1	1/24/2025
10.1	Equity Distribution Agreement, dated as of August 11, 2026, by and among the Company, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Allen & Company LLC and BofA Securities, Inc.	8-K	1.1	8/11/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
#    Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).
† The schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish copies of such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Joby Aviation, Inc.

Date: November 4, 2026	By:	/s/ JoeBen Bevirt
JoeBen Bevirt
Chief Executive Officer, Chief Architect and Director

Date: November 4, 2026	By:	/s/ Rodrigo Brumana
Rodrigo Brumana
Chief Financial Officer and Treasurer